Form 10-Q
period 1994-09-30
BALCOR PENSION INVESTORS VII
filed 1994-11-08
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-15528
                       -------



                         BALCOR PENSION INVESTORS-VII
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3390487
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PENSION INVESTORS-VII
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)

                                    ASSETS

                                                    1994             1993
                                               --------------   --------------
Cash and cash equivalents                      $  13,035,470    $   5,243,553
Escrow deposits                                      156,088           60,590
Escrow deposits - restricted                                          106,154
Accounts and accrued interest receivable             309,692          834,486
Deferred expenses, net of accumulated
  amortization of $118,000 in 1994 and
  $90,224 in 1993                                     60,594           88,370
                                               --------------   --------------
                                                  13,561,844        6,333,153
                                               --------------   --------------
Investment in loans receivable:
  Loans receivable - first mortgages              22,110,926       30,160,926
  Loan application and processing fees, net
    of accumulated amortization of $2,111,165
    in 1994 and $1,801,424 in 1993                   197,552          507,293
  Less:
    Allowance for potential loan losses            4,059,426        5,854,326
                                               --------------   --------------
  Net investment in loans receivable              18,249,052       24,813,893

Real estate held for sale (net of allowance
  of $3,400,000 in 1994 and 1993)                 58,553,056       59,438,335
                                               --------------   --------------
                                                  76,802,108       84,252,228
                                               --------------   --------------
                                               $  90,363,952    $  90,585,381
                                               ==============   ==============



                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                               $     148,076    $     313,035
Due to affiliates                                    162,576           74,069
Accrued liabilities, principally real
  estate taxes                                       434,345           85,262
Escrow liabilities                                                    106,154
Security deposits                                    336,811          210,629
Mortgage note payable                              4,954,556        4,991,956
                                               --------------   --------------
    Total liabilities                              6,036,364        5,781,105
                                               --------------   --------------

Affiliates' participation in joint ventures       13,640,538       13,826,566

Partners' capital (461,470 Limited
  Partnership Interests issued and
  outstanding)                                    70,687,050       70,977,710
                                               --------------   --------------
                                               $  90,363,952    $  90,585,381
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS-VII
                           (An Illinois Limited Partnership)

                           STATEMENTS OF INCOME AND EXPENSES
                for the nine months ended September 30, 1994 and 1993
                                       (Unaudited)


                                                    1994             1993
                                               --------------   --------------
Income:
  Interest on loans receivable, net of
    amortization of loan application and
    processing fees of $309,741 in 1994
    and $121,805 in 1993                       $   2,357,666    $   2,256,399
  Income from operations of real estate
    held for sale                                  3,446,280        2,793,242
  Interest on short-term investments                 206,505          126,998
  Participation income                                                408,083
                                               --------------   --------------
    Total income                                   6,010,451        5,584,722
                                               --------------   --------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                      4,150,000
  Mortgage servicing fees                             57,555           87,497
  Administrative                                     686,600          441,041
                                               --------------   --------------
    Total expenses                                   744,155        4,678,538
                                               --------------   --------------
Income before affiliates' participation in
  (income) loss of joint ventures                  5,266,296          906,184
Affiliates' participation in (income) loss
  of joint ventures                                 (942,257)         701,829
                                               --------------   --------------
Net income                                     $   4,324,039    $   1,608,013
                                               ==============   ==============
Net income allocated to General Partner        $     432,404    $     160,801
                                               ==============   ==============
Net income allocated to Limited Partners       $   3,891,635    $   1,447,212
                                               ==============   ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)             $        8.43    $        3.14
                                               ==============   ==============
Distributions to General Partner               $     461,469    $     461,469
                                               ==============   ==============
Distributions to Limited Partners              $   4,153,230    $   4,153,230
                                               ==============   ==============
Distributions per Limited Partnership
  Interest                                     $        9.00    $        9.00
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS-VII
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended September 30, 1994 and 1993
                                    (Unaudited)

                                                    1994             1993
                                               --------------   --------------
Income:
  Interest on loans receivable, net of
    amortization of loan application and
    processing fees of $151,217 in 1994
    and $60,001 in 1993                        $     575,135    $     681,095
  Income from operations of real estate
    held for sale                                  1,258,122          858,470
  Interest on short-term investments                 112,626           46,753
  Participation income                                                408,083
                                               --------------   --------------
    Total income                                   1,945,883        1,994,401
                                               --------------   --------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                      3,400,000
  Mortgage servicing fees                             12,335           29,166
  Administrative                                     186,585          130,011
                                               --------------   --------------
    Total expenses                                   198,920        3,559,177
                                               --------------   --------------
Income (loss) before affiliates' participation
  in (income) loss of joint ventures               1,746,963       (1,564,776)
Affiliates' participation in (income) loss of
  joint ventures                                    (308,033)       1,245,149
                                               --------------   --------------
Net income (loss)                              $   1,438,930    $    (319,627)
                                               ==============   ==============
Net income (loss) allocated to General
  Partner                                      $     143,893    $     (31,963)
                                               ==============   ==============
Net income (loss) allocated to Limited
  Partners                                     $   1,295,037    $    (287,664)
                                               ==============   ==============
Net income (loss) per Limited Partnership
  Interest (461,470 issued and outstanding)    $        2.80    $       (0.62)
                                               ==============   ==============
Distribution to General Partner                $     153,823    $     153,823
                                               ==============   ==============
Distribution to Limited Partners               $   1,384,410    $   1,384,410
                                               ==============   ==============
Distribution per Limited Partnership
  Interest                                     $        3.00    $        3.00
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                             BALCOR PENSION INVESTORS-VII
                          (An Illinois Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                for the nine months ended September 30, 1994 and 1993
                                      (Unaudited)


                                                    1994             1993
                                               --------------   --------------
Operating activities:
  Net income                                   $   4,324,039    $   1,608,013
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        (loss) of joint ventures                     942,257         (701,829)
      Amortization of deferred expenses               27,776           28,941
      Amortization of loan application and
        processing fees                              309,741          121,805
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                         4,150,000
      Net change in:
        Escrow deposits                              (95,498)
        Accounts and accrued interest
          receivable                                 379,894          (36,123)
        Accounts payable                            (164,959)          (8,733)
        Due to affiliates                             88,507           13,741
        Accrued liabilities                          349,083          250,587
        Security deposits                            126,182           (3,249)
                                               --------------   --------------
  Net cash provided by operating activities        6,287,022        5,423,153
                                               --------------   --------------
Investing activities:
  Improvements to properties                        (114,721)        (196,944)
  Deposit on purchase of property                                    (257,424)
  Collection of principal payments on
    loans receivable                               6,400,000        3,154,074
  Proceeds from litigation settlement              1,000,000
                                               --------------   --------------
  Net cash provided by investing activities        7,285,279        2,699,706
                                               --------------   --------------
Financing activities:
  Distributions to Limited Partners               (4,153,230)      (4,153,230)
  Distributions to General Partner                  (461,469)        (461,469)
  Distributions to joint venture partners -
    affiliates                                    (1,128,285)        (661,145)
  Principal payments on mortgage note
    payable                                          (37,400)
                                               --------------   --------------
  Cash used in financing activities               (5,780,384)      (5,275,844)
                                               --------------   --------------

Net change in cash and cash equivalents            7,791,917        2,847,015
Cash and cash equivalents at beginning
  of period                                        5,243,553        5,232,850
                                               --------------   --------------
Cash and cash equivalents at end of period     $  13,035,470    $   8,079,865
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------      -------

    Mortgage servicing fees            $ 60,625  $ 12,832      $ 6,027
    Property management fees            372,412   138,890       48,546
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       49,567    35,790       22,653
        Data processing                  10,812    10,812       42,847
        Investor communications          10,037     7,229        3,919
        Legal                             4,903     3,531        4,365
        Portfolio management             47,345    34,101       28,917
        Other                            15,910    11,460        5,302

3. Real Estate Held For Sale:

In March 1994, the Partnership received title to Hickory Creek Apartments in Columbus, Ohio at a foreclosure sale. The outstanding loan balance of $10,338,837 was capitalized to the basis of the property. The Partnership classified this investment as real estate held for sale for financial statement purposes at December 31, 1993.

4. Loan Prepayment:

In July 1994, the borrower of the loan collateralized by the Eastgate Village Mobile Home Park in Brighton, Colorado prepaid the loan in the discounted amount of $6,400,000. Previously established allowances for potential loan losses of $1,794,900 were written off in connection with the prepayment of the loan.

5. Settlement of Litigation:

In September 1994, the Partnership received $1,000,000 as a result of the settlement of the Whispering Hills litigation, which was used to reduce the basis of the property. Of this amount, $250,000 was distributed to the affiliated joint venture partner for its share of the settlement.


6. Subsequent Event:

In October 1994, the Partnership paid a distribution of $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution for the third quarter of 1994.

                          BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. In 1993, one loan was prepaid. Also in 1993, a joint venture consisting of the Partnership and an affiliate purchased a property adjacent to an existing property previously acquired through foreclosure. In March 1994, the Partnership acquired the Hickory Creek Apartments through foreclosure. In July 1994, the Eastgate Village Mobile Home Park loan was prepaid at a discount. Currently, three loans remain outstanding in the Partnership's portfolio and the Partnership owns four properties; however, the Whispering Hills loan is accounted for as real estate held for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a provision for potential losses during the third quarter of 1993 due to a decline in the fair value of Sand Pebble Village Apartments - Phase I, in which the Partnership holds a majority joint venture interest. No provision for potential losses on loans and real estate held for sale was recognized in 1994. As a result, the Partnership recognized higher net income during the nine months ended September 30, 1994 as compared to the same period in 1993 and recognized net income during the quarter ended September 30, 1994 as compared to a net loss during the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

The Partnership received approximately $861,000 of excess cash flow earned during the bankruptcy proceedings for the Hickory Creek Apartments loan during the second quarter of 1994 which caused an increase in interest income on loans receivable during the nine months ended September 30, 1994 as compared to the same period in 1993. The August 1993 prepayment of the ROC Properties loan partially offset the increase in interest income on loans receivable for the nine months ended September 30, 1994 and caused a decrease in interest income on loans receivable for the quarter ended September 30, 1994 as compared to the same periods in 1993.

As of September 30, 1994, the loan collateralized by the Butler Plaza shopping center was on non-accrual status. An affiliate of the General Partner took over management of the property in August 1994 pursuant to an agreement with the borrower whereby the Partnership will postpone taking title to the property until January 1995. The funds advanced by the Partnership for the loan total $13,000,000 which comprises approximately 15% of the Partnership's portfolio based on original funds advanced. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the first nine months of 1994, the Partnership received approximately $799,000 as compared to approximately $765,000 during the same period in 1993. The Partnership was entitled to receive approximately $977,000 during the first nine months of 1994 and 1993 under the terms of the original loan agreement.

Income from operations of real estate held for sale represents the net property operations of the U.S. West Direct Center office building, and the Whispering Hills, Sand Pebble Village - Phase I, Sand Pebble Village - Phase II, and Hickory Creek apartment complexes. These five properties comprise approximately 60% of the Partnership's portfolio based on original funds advanced. The Sand Pebble Village - Phase II apartment complex was purchased in October 1993 by a joint venture consisting of the Partnership and an affiliate, and title to the Hickory Creek apartment complex was received at a foreclosure sale in March 1994. Income generated from operations at the Sand Pebble Village - Phase II and Hickory Creek apartment complexes was the primary reason for the increase in income from operations of real estate held for sale during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The allowance for potential losses provides for potential losses on loans and real estate held for sale and is based upon past loss experience for similar loans and real estate and prevailing economic conditions in the market in which the collateral properties are located, and the General Partner's analysis of specific loans in the Partnership's portfolio. No provision was recognized during the nine months ended September 30, 1994. A provision for potential losses of $4,150,000 was recognized during the nine months ended September 30, 1993. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994. During the third quarter of 1994, allowances in the amount of $1,794,900 related to the Eastgate Village Mobile Home Park loan were written off in connection with the prepayment of the loan at a discount.

As a result of higher average cash balances due to the discounted prepayment of the Eastgate Village Mobile Home Park loan in July 1994, and higher interest rates, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Participation income was recognized during 1993 in connection with the August 1993 ROC Properties loan prepayment.

The prepayments of the ROC Properties loan in August 1993 and the Eastgate Village Mobile Home Park loan in July 1994, and the foreclosure on the Hickory Creek Apartments loan in March 1994 reduced the number of loans outstanding in the Partnership's portfolio, resulting in a decrease in mortgage servicing fees during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

The Partnership recognized affiliates' participation in income for the nine months and quarter ended September 30, 1994 compared to affiliates' participation in loss for the same periods in 1993. This was primarily due to the provision for potential losses on real estate which was recognized during the third quarter of 1993 due to a decline in the fair value of Sand Pebble Village Apartments - Phase I, which is owned by a joint venture with an affiliate.

Due primarily to legal fees paid in connection with the Whispering Hills Apartments litigation, the Hickory Creek Apartments foreclosure, and the Butler Plaza loan default, administrative expenses increased during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Liquidity and Capital Resources
- -------------------------------

The cash or near cash position of the Partnership increased as of September 30, 1994 when compared to December 31, 1993. The Partnership's cash flow provided by operating activities was generated by operations of the Partnership's real estate held for sale, collections relating to loans receivable, and interest earned on short-term investments. This cash flow was partially offset by the payment of administrative expenses. The cash flow from investing activities consisted primarily of the collection of the principal prepayment on the Eastgate Village loan and the proceeds from the Whispering Hills litigation settlement. The cash flow from operating and investing activities was partially used to fund financing activities which consisted primarily of distributions to the Limited Partners and General Partner as well as distributions to the affiliated joint venture partners, which represented their share of property operations. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter and then gradually increasing each month in the quarter as mortgage payments and cash from property operations are received.

The U.S. West Direct Center office building and the Whispering Hills and Sand Pebble Village - Phase I apartment complexes generated positive cash flow during the nine months ended September 30, 1994 and 1993. Sand Pebble Village Apartments - Phase II, which was purchased in October 1993, and Hickory Creek Apartments, which was acquired in March 1994, both generated positive cash flow during the nine months ended September 30, 1994. Sand Pebble Village Apartments
- - Phase II is the only property that has underlying debt. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In July 1994, the Partnership accepted a prepayment of the loan collateralized by the Eastgate Village Mobile Home Park in Brighton, Colorado at a discount due to the diminished value of the property. The Partnership received $6,400,000 in full settlement of the $8,050,000 mortgage loan.

In September 1994, the Partnership received $1,000,000 as a result of the settlement of litigation on the Whispering Hills Apartments loan. See Part II
Item 1. Legal Proceedings for additional information.

In September 1993, the loan collateralized by Butler Plaza was placed in default. The borrower subsequently filed for bankruptcy protection under the U.S. Bankruptcy Code which stayed the foreclosure. A hearing was held in May 1994 and the bankruptcy case was dismissed effective June 6, 1994. The Partnership is proceeding with the foreclosure and expects to obtain title to the property in early 1995. In August 1994, an affiliate of the Partnership assumed management of the property.

In November 1991, the loan collateralized by Hickory Creek Apartments was placed in default and the Partnership initiated foreclosure proceedings. In July 1993, the Partnership's motion for summary judgment in the foreclosure action was granted. In March 1994, the Partnership acquired title to the property at a foreclosure sale. During the second quarter of 1994, the Partnership received approximately $861,000 representing excess cash flow from the property during the bankruptcy proceedings.

In October 1994, the Partnership paid $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests and $115,367 to the General Partner representing the quarterly distributions of available Cash Flow for the third quarter of 1994. The level of these distributions are consistent with the amounts distributed for the first and second quarters of 1994. The Partnership expects to continue making cash distributions from the cash flow generated by the receipt of mortgage payments and property operations less mortgage servicing fees and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

In October 1994, the Partnership paid $38,456 to the General Partner as its contribution to the Early Investment Incentive Fund. During the nine months ended September 30, 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to purchase 1,055 Interests from Limited Partners for a total cost of $177,669.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation will increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The Partnership's use of participations for loans receivable is intended to provide a hedge against the impact of inflation; sharing in cash flow or rental income and/or the capital appreciation of the properties collateralizing the loans should result in increases in the total yields on the loans as inflation rates rise.

                          BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

(a) Whispering Hills Apartments
    ---------------------------

In July 1994, Balcor Mortgage Advisors, Inc., nominee for the Partnership and an affiliate (together, the "Participants"), the borrower of the loan collateralized by Whispering Hills Apartments ("Borrower") and the insurance carriers for the seller of the property ("Seller"), executed a settlement agreement in which the insurance carriers agreed to pay the Participants $1,000,000 in full satisfaction of the litigation arising from construction defects at the property (District Court of Johnson County, Kansas, Arnold L. Porath et al. v. Robertson Homes and Catwil Corporation, and Sixty Ninth Street Associates, Case No.: 88-C-2457). On September 30, 1994, the Participants received the $1,000,000, which has been applied against the principal balance due under the loan. Of this amount, $250,000 has been transferred to the affiliated joint venture partner as its share of the settlement. As part of the settlement, the Participants and the Borrower also agreed to drop the claims in the bankruptcy proceedings filed by the Seller and its general partner in the bankruptcy cases filed in the U.S. Bankruptcy Court for the Eastern District of California, In re Catwil Corporation (Case No.: 92-91348) and In re Sixty Ninth Street Associates (Case No.: 92-91349).

(b) Williams proposed class action
    ------------------------------

With respect to the proposed class action lawsuit filed in the U.S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part of the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants attorneys' fees incurred with the class certification motion, The defendants filed a petition for reimbursement of their fees and costs from plaintiffs' counsel which remains pending. A motion previously filed by the plaintiffs counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 19, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 6, 1986 (Registration No. 33-01630) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-15528) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-VII



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-VII, the General Partner



                              By: /s/Allan Wood
                                  -----------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-VII, the General Partner




Date: November 8, 1994
      ---------------------------