Form 10-K
BALCOR PENSION INVESTORS VII
filed 1995-03-30
CIK 783456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15528
                       -------

                          BALCOR PENSION INVESTORS-VII
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3390487
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Pension Investors-VII (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $115,367,500 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in two first mortgage loans. The Registrant also currently operates five properties, four of which were acquired through foreclosure. All financial information included in this report relates to this industry segment.

The Registrant originally funded eight loans. As a result of the repayments and foreclosures of six loans, the Registrant has two loans in its portfolio as of December 31, 1994; however, as discussed below, one of these loans is accounted for as real estate held for sale. Four properties were acquired through foreclosure and one property adjacent to a property acquired through foreclosure was purchased. As of December 31, 1994, the Registrant has five properties in its portfolio. See Item 2. Properties for additional information.

During July 1994, the Registrant accepted a discounted prepayment of the Eastgate Village loan. See Item 7. Liquidity and Capital Resources for additional information.

During September 1994, the Registrant received $1,000,000 as a result of the settlement of litigation on the Whispering Hills loan. See Item 7. Liquidity and Capital Resources for additional information.

During January 1995, the Registrant placed the Jonathan's Landing loan in default and accelerated the loan. See Item 3. Legal Proceedings for additional information.

The Registrant acquired the Hickory Creek Apartments - Phases I & II and Butler Plaza through foreclosure in March 1994 and January 1995, respectively. These loans were classified as real estate held for sale at December 31, 1993 and 1994, respectively. See Item 7. Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors-VII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1994, the Registrant currently owns the five properties described below:

Location                      Description of Property
--------                      -----------------------

Murray, Utah                  U.S. West Direct Center: a six-story office
                              building containing approximately 134,000 square feet.

Riverside, California      *  Sand Pebble Village Apartments: a 440 unit garden
                              apartment complex located on approximately 20 acres.

Riverside, California      *  Sand Pebble Village Apartments - Phase II: a 274
                              unit garden apartment complex located on approximately 14 acres.

Columbus, Ohio                Hickory Creek Apartments - Phase I & II: a 372
                              unit garden apartment complex located on approximately 21 acres.

Orlando, Florida          **  Butler Plaza: a shopping center containing
                              222,903 square feet located on approximately 23 acres.

 * Owned by the Registrant through a joint venture with an affiliate.

** This property was acquired by the Registrant through foreclosure during 1995. See Note 9 of Notes to Financial Statements for additional information.

The Whispering Hills loan is accounted for as real estate held for sale; however, the Registrant presently does not hold title to this property.

Sand Pebble Village Apartments - Phase II is held subject to mortgage indebtedness.

In the opinion of the General Partner, the Registrant has provided for adequate insurance for its real estate held for sale.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Jonathan's Landing Apartments
-----------------------------

In 1987, Balcor Mortgage Advisors, Inc. ("BMA"), acting as nominee for the Registrant and an affiliate, funded a $23,500,000 loan evidenced by a promissory note and collateralized by a first mortgage on Jonathan's Landing Apartments. The Registrant's share of the loan was $12,455,000 for a participating percentage of 53%.

In November 1994, the borrower, without notice to or consent from BMA, as required by the loan, sold the property to a third party. On January 5, 1995, BMA placed the loan in default and accelerated the loan. The loan was not repaid and on January 24, 1995, BMA commenced proceedings in the Superior Court of King County, Washington (Balcor Mortgage Advisors, Inc. vs. Executive Life Insurance Co., et al., Case No.: 95-2019811) and filed a motion for the appointment of a receiver to manage the property and for enforcement of the assignment of rents. The motion was denied on February 27, 1995.

The Registrant and affiliate are currently negotiating with the new owner. If unsuccessful, the Registrant and affiliate may proceed with a non-judicial foreclosure of the property.

Butler Plaza
------------
In 1986, the Registrant funded a $13,000,000 loan collateralized by a first mortgage on the Butler Plaza shopping center. In 1993, the Registrant placed the loan in default and applied $136,600 held in a tax escrow and replacement reserve against the outstanding loan balance. The borrower filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York, (In Re Butler Plaza Associates, Case #93 B 44571), which case was transferred to the Middle District of Florida. Effective June 6, 1994, the Bankruptcy Court granted the Registrant's motion to dismiss the borrower's bankruptcy. As a result, the Registrant's foreclosure action, previously filed in the 18th Judicial Circuit Court, Seminole County, Florida (Balcor Pension Investors-VII, et al v. Butler Plaza Associates, Ltd. Case #93-1940-CA-14-3), resumed. The Registrant permitted the borrower to sell an outparcel at the property on November 1, 1994 and the Registrant received all $389,760 of the proceeds from the sale, which was applied against the outstanding principal loan balance. On January 5, 1995, the Registrant was the successful bidder for the property at a foreclosure sale, and obtained title to the property on January 18, 1995.

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 16,160.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income        $7,875,908  $7,000,942  $7,051,802  $5,803,010  $7,540,278
Provision for
  potential losses on
  loans, real estate
  and accrued interest
  receivable              None   4,150,000   3,000,000   3,275,000   2,000,000
Net income           6,238,369   2,400,958   2,319,684   1,428,637   5,083,971
Net income per
  Limited Partnership
  Interest               12.17        4.68        4.52        2.79        9.92
Total assets        89,991,386  90,585,381  88,668,751  84,639,355  89,050,704
Mortgage note
  payable            4,941,641   4,991,956        None        None        None
Distributions per
  Limited Partnership
  Interest               12.00       12.00       16.00       11.50       30.94

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

Balcor Pension Investors-VII (the "Partnership") recognized a provision for potential losses on loans, real estate and accrued interest receivable during 1993 due to a decline in the fair value of a property in which the Partnership holds a majority joint venture interest. No provision for potential losses on loans and real estate held for sale was recognized in 1994. As a result, the Partnership recognized higher net income during 1994 as compared to 1993.

Participation income received in connection with the August 1993 loan prepayment and an increase in income from operations of real estate held for sale due to the 1992 foreclosure of a property were the primary reasons for the increase in net income for 1993 as compared to 1992. This increase was partially offset by an increase in the Partnership's provision for potential losses on loans, real estate and accrued interest receivable during 1993 as compared to 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

The Partnership received approximately $861,000 representing cash flow generated during the bankruptcy proceedings for the Hickory Creek Apartments - Phases I and II loan during the second quarter of 1994 which resulted in an increase in interest income on loans receivable during 1994 as compared to 1993. Decreased income resulting from the August 1993 prepayment of the ROC Properties loan partially offset this increase. As of December 31, 1994, the Jonathan's Landing Apartments loan was on non-accrual status. The funds advanced by the Partnership for this non-accrual loan totaled approximately $12,455,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During 1994, the Partnership received cash payments of interest income totaling approximately $1,001,000 on this loan, which agreed to the payments required under the terms of the loan agreement.

Income from operations of real estate held for sale represents the net operations of the five properties acquired by the Partnership. At December 31, 1994, the Partnership was operating the U.S. West Direct Center Office Building, and the Whispering Hills, Sand Pebble Village - Phase I, Sand Pebble Village - Phase II, and Hickory Creek - Phases I and II apartment complexes. Original funds advanced by the Partnership totaled approximately $51,905,000 for these five real estate investments. The Partnership purchased Sand Pebble Village Apartments - Phase II through a joint venture consisting of the Partnership and an affiliate and acquired the Hickory Creek Apartments - Phases I and II through foreclosure in October 1993 and March 1994, respectively. Income generated from operations at these apartment complexes was the primary reason for the increase in income from operations of real estate held for sale during 1994 as compared to 1993.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provision in 1994 and a provision of $750,000 related to its loans in 1993. In addition, the Partnership recognized a provision of $3,400,000 in 1993 related to the Partnership's real estate held for sale to provide for a decline in the fair value of Sand Pebble Village Apartments - Phase I.

As a result of higher average cash balances resulting from the discounted prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and due to higher market interest rates, interest income on short-term investments increased during 1994 as compared to 1993.

The Partnership's loans generally bear interest at contractually fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property collateralizing the Partnership's loan and/or a share in the increase of the gross income of the property above a certain level. Participation income was recognized during 1993 in connection with the August 1993 ROC Properties loan prepayment.

The prepayment of the ROC Properties loan in 1993 and the Eastgate Village Mobile Home Park loan in 1994, and the foreclosure of the Hickory Creek Apartments - Phases I and II loan in 1994 resulted in a decrease in mortgage servicing fees during 1994 as compared to 1993.

An increase in legal fees paid in connection with the Whispering Hills Apartments litigation and the Hickory Creek Apartments - Phases I and II and Butler Plaza foreclosures, resulted in an increase in administrative expenses during 1994 as compared to 1993.

During 1993, the Partnership recognized a loss provision related to a decline in the fair value of Sand Pebble Village Apartments - Phase I, which is owned by a joint venture with an affiliate. This was the primary reason the Partnership recognized affiliates' participation in income for 1994 as compared to affiliates' participation in loss for 1993.

1993 Compared to 1992
---------------------

A decrease in interest income received on the Hickory Creek Apartments - Phases I and II and Butler Plaza loans along with the July 1992 foreclosure of the Sand Pebble Village Apartments - Phase I loan, which generated interest income during seven months of 1992, were the primary reasons for the decrease in interest income on loans receivable during 1993 as compared to 1992. As of December 31, 1993, the loans collateralized by the Butler Plaza Shopping Center and the Eastgate Village Mobile Home Park were on non-accrual status. The funds advanced by the Partnership for these loans totaled $21,050,000.

Income from operations of real estate held for sale represents the net property operations of the U.S. West Direct Center office building, and the Whispering Hills and Sand Pebble Village - Phase I apartment complexes. Original funds advanced by the Partnership totaled approximately $37,175,000 for these three real estate investments. In addition, income from operations of real estate held for sale includes operations from Sand Pebble Village Apartments - Phase
II. Income generated from operations at Sand Pebble Village - Phase I and Sand Pebble Village - Phase II Apartments, which were acquired in July 1992 and October 1993, respectively, was the primary reason for the increase in income from operations of real estate held for sale during 1993 as compared to 1992.

Due to lower interest rates earned on cash available for investment, interest income on short-term investments decreased during 1993 as compared to 1992.

The foreclosure on the Sand Pebble Village Apartments - Phase I in July 1992 and the repayment of the ROC Properties loan in August 1993 reduced the number of loans outstanding in the Partnership's portfolio, resulting in a decrease in mortgage servicing fees during 1993 as compared to 1992.

Due primarily to increased accounting and portfolio management fees, administrative expenses increased during 1993 as compared to 1992.

Primarily due to the increase in the provision for potential losses on real estate due to a decline in the fair value of Sand Pebble Village Apartments - Phase I, affiliates' participation in loss of joint ventures was recognized during 1993 as compared to affiliates participation in income of joint ventures during 1992.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1994 when compared to December 31, 1993. The Partnership generated cash flow from its operating activities primarily as a result of property operations and interest income earned on loans receivable and short-term investments. The payment of administrative costs partially offset this cash flow. The Partnership also generated cash flow from its investing activities primarily as a result of the prepayment of the Eastgate Village Mobile Home Park loan and the proceeds received from the Whispering Hills litigation settlement. The Partnership used cash to fund its financing activities relating primarily to the payment of distributions.

The Partnership classifies the cash flow performance of its properties as either positive, marginal or a significant deficit each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II is the only property that has underlying debt. The U.S. West Direct Center Office Building and the

Whispering Hills, Sand Pebble Village - Phases I and II apartment complexes generated positive cash flow during 1994 and 1993. Hickory Creek Apartments - Phases I and II, which was acquired through foreclosure in March 1994, also generated positive cash flow during 1994. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 92% to 98%, while the occupancy rate at the U.S. West Direct Center Office Building was 100%. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In July 1994, the Partnership accepted a prepayment of the Eastgate Village Mobile Home Park loan at a discount due to the diminished value of the collateral property. The Partnership received $6,400,000 in full settlement of the $8,050,000 mortgage loan. The discount was written off against the previously established allowance for potential losses.

In September 1994, the Partnership and an affiliate received $1,000,000 as a result of the settlement of litigation on the Whispering Hills Apartments loan. The Partnership's share of the settlement was $750,000. See Note 8 of Notes to Financial Statements for additional information.

In January 1995, the Partnership placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without prior consent from the Partnership and its affiliate. See Item
3. Legal Proceedings for additional information.

During March 1994 and January 1995, the Partnership acquired the Hickory Creek Apartments - Phases I and II and Butler Plaza, respectively, through foreclosure. See Note 9 of Notes to the Financial Statements for additional information.

The Partnership made four distributions in each of 1994, 1993 and 1992 totaling $12.00, $12.00 and $16.00 per Interest, respectively. See Financial Statements, Statements of Partners' Capital. To date, Limited Partners have received $95.56 of Cash Flow from operations and a return of Original Capital of $28.00 totaling $123.56 per $250 Interest. Distributions per Interest were comprised of $12.00 of Cash Flow in each of 1994 and 1993 and $12.00 of Cash Flow and $4.00 of Mortgage Reductions in 1992. Distributions of Cash Flow remained unchanged during the three year period. The Partnership expects to continue making cash distributions to Limited Partners from the Cash Flow generated by property operations and the receipt of mortgage payments less administrative expenses and mortgage servicing fees. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

In January 1995, the Partnership paid $2,376,571 ($5.15 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $2.00 per Interest for the fourth quarter of 1994 and $3.15 per Interest representing a portion of the Mortgage Reductions received from the prepayment of the Eastgate Village Mobile Home Park loan. The level of the regular quarterly distribution decreased from the amount distributed for the third quarter of 1994 due to the Eastgate Village loan prepayment. In January 1995, the Partnership also paid $76,912 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1994 and $25,637 as its contribution to the Early Investment Incentive Fund.

During 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to purchase 1,417 Interests from Limited Partners at a cost of $239,463.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group,

Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                  OFFICERS
     -----                                  --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
  Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-VII, principally through the Early Investment Incentive Fund, and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership  8,127 Interests    Less than 2%
         Interest

Relatives and affiliates of the officers and partners of the General Partner own an additional 40 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
(a & b) See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership, previously filed as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 6, 1986 (Registration No. 33-01630), is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VII


                         By:  /s/Allan Wood
                              --------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-VII,
                              the General Partner

Date: March 30, 1995
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   ---------------------------------    ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
 /s/Thomas E. Meador     Advisors-VII, the General Partner   March 30, 1995
--------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
    /s/Allan Wood        Advisors-VII, the General Partner   March 30, 1995
--------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-VII:

We have audited the accompanying balance sheets of Balcor Pension Investors-VII (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VII (An Illinois Limited Partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.










                                   Ernst & Young LLP




Chicago, Illinois
March 14, 1995

                           BALCOR PENSION INVESTORS-VII
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                      ASSETS


                                                   1994          1993
                                              ------------- -------------
Cash and cash equivalents                     $ 13,194,808  $  5,243,553
Escrow deposits                                     82,831        60,590
Escrow deposits - restricted                                     106,154
Accounts and accrued interest receivable           288,392       834,486
Deferred expenses, net of accumulated
  amortization of $124,711 in 1994 and
  $90,224 in 1993                                   53,883        88,370
                                              ------------- -------------
                                                13,619,914     6,333,153
                                              ------------- -------------
Investment in loans receivable:
  Loans receivable - first mortgages            10,865,000    30,160,926
  Loan application and processing fees, net of
    accumulated amortization of $2,152,041 in
    1994 and $1,801,424 in 1993                    156,676       507,293
  Less:
    Allowance for potential loan losses          1,166,260     5,854,326
                                              ------------- -------------
  Net investment in loans receivable             9,855,416    24,813,893

Real estate held for sale (net of allowance of
  $4,537,000 in 1994 and $3,400,000 in 1993)    66,516,056    59,438,335
                                              ------------- -------------
                                                76,371,472    84,252,228
                                              ------------- -------------
                                              $ 89,991,386  $ 90,585,381
                                              ============= =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $    214,042  $    313,035
Due to affiliates                                   69,852        74,069
Accrued liabilities, principally
  real estate taxes                                259,772        85,262
Escrow liabilities                                               106,154
Security deposits                                  374,695       210,629
Mortgage note payable                            4,941,641     4,991,956
                                              ------------- -------------
    Total liabilities                            5,860,002     5,781,105
                                              ------------- -------------

Affiliates' participation in joint ventures     13,068,237    13,826,566

Partners' capital (461,470 Limited Partnership
  Interests issued and outstanding)             71,063,147    70,977,710
                                              ------------- -------------
                                              $ 89,991,386  $ 90,585,381
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VII
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                   Partners' Capital (Deficit) Accounts
                                -----------------------------------------
                                                 General       Limited
                                    Total        Partner       Partners
                                ------------- ------------- -------------

Balance at December 31, 1991    $ 80,408,812  $ (1,225,589) $ 81,634,401

Cash distributions to:
  Limited Partners (A)            (7,383,520)                 (7,383,520)
  General Partner                   (615,292)     (615,292)
Net income for the year
  ended December 31, 1992          2,319,684       231,968     2,087,716
                                ------------- ------------- -------------
Balance at December 31, 1992      74,729,684    (1,608,913)   76,338,597

Cash distributions to:
  Limited Partners (A)            (5,537,640)                 (5,537,640)
  General Partner                   (615,292)     (615,292)
Net income for the year
  ended December 31, 1993          2,400,958       240,096     2,160,862
                                ------------- ------------- -------------
Balance at December 31, 1993      70,977,710    (1,984,109)   72,961,819

Cash distributions to:
  Limited Partners (A)            (5,537,640)                 (5,537,640)
  General Partner                   (615,292)     (615,292)
Net income for the year
  ended December 31, 1994          6,238,369       623,837     5,614,532
                                ------------- ------------- -------------
Balance at December 31, 1994    $ 71,063,147  $ (1,975,564) $ 73,038,711
                                ============= ============= =============




(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                     1994          1993          1992
                                ------------- ------------- -------------
              First Quarter     $       3.00  $       3.00  $       3.00
              Second Quarter            3.00          3.00          3.00
              Third Quarter             3.00          3.00          7.00
              Fourth Quarter            3.00          3.00          3.00


  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VII
                         (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                     1994          1993          1992
                                ------------- ------------- -------------
Income:
  Interest on loans receivable,
    net of amortization of loan
    application and processing
    fees of $350,617 in 1994,
    $151,069 in 1993 and
    $304,414 in 1992            $  2,890,249  $  2,660,577  $  3,965,095
  Income from operations of
    real estate held for sale      4,608,100     3,758,483     2,829,992
  Interest on short-term
    investments                      377,559       173,799       233,566
  Participation income                             408,083        23,149
                                ------------- ------------- -------------
      Total income                 7,875,908     7,000,942     7,051,802
                                ------------- ------------- -------------

Expenses:
  Provision for potential losses
    on loans, real estate and
    accrued interest receivable                  4,150,000     3,000,000
  Mortgage servicing fees             64,345       114,042       134,144
  Administrative                     852,138       717,106       628,137
                                ------------- ------------- -------------
      Total expenses                 916,483     4,981,148     3,762,281
                                ------------- ------------- -------------
Income before affiliates'
  participation in (income) loss
  of joint ventures                6,959,425     2,019,794     3,289,521
Affiliates' participation in
  (income) loss of joint
  ventures                          (721,056)      381,164      (969,837)
                                ------------- ------------- -------------
Net income                      $  6,238,369  $  2,400,958  $  2,319,684
                                ============= ============= =============
Net income allocated to
  General Partner               $    623,837  $    240,096  $    231,968
                                ============= ============= =============
Net income allocated to
  Limited Partners              $  5,614,532  $  2,160,862  $  2,087,716
                                ============= ============= =============
Net income per Limited
  Partnership Interest (461,470
  issued and outstanding)       $      12.17  $       4.68  $       4.52
                                ============= ============= =============


  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VII
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992



                                     1994          1993          1992
                                ------------- ------------- -------------
Operating activities:

  Net income                    $  6,238,369  $  2,400,958  $  2,319,684
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Affiliates' participation
        in income (loss) of
        joint ventures               721,056      (381,164)      969,837
      Amortization of
        deferred expenses             34,487        38,587        38,587
      Amortization of loan
        application and
        processing fees              350,617       151,069       304,414
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable                      4,150,000     3,000,000
      Net change in:
        Escrow deposits              (22,241)      (60,590)
        Escrow deposits -
          restricted                                              35,364
        Accounts and accrued
          interest receivable        401,194      (183,687)      (44,992)
        Accounts payable             (98,993)      236,651      (390,057)
        Due to affiliates             (4,217)       29,392       (21,835)
        Accrued liabilities          174,510        (2,986)      (26,920)
        Security deposits            164,066        50,338       106,060
                                ------------- ------------- -------------
  Net cash provided by
    operating activities           7,958,848     6,428,568     6,290,142
                                ------------- ------------- -------------
Investing activities:

  Improvements to properties        (114,721)      (51,318)     (378,104)
  Purchase of property                          (9,357,449)
  Collection of principal
    payments on loans receivable   6,789,760     3,154,074       437,902
  Proceeds from litigation
    settlement                     1,000,000       125,000
                                ------------- ------------- -------------
  Net cash provided by or (used
    in) investing activities       7,675,039    (6,129,693)       59,798
                                ------------- ------------- -------------
Financing activities:

  Distributions to Limited
    Partners                      (5,537,640)   (5,537,640)   (7,383,520)
  Distributions to General
    Partner                         (615,292)     (615,292)     (615,292)
  Distributions to joint venture
    partners - affiliates         (1,479,385)   (1,032,696)     (302,991)
  Contributions from joint
    venture partners -
    affiliates                                   1,932,910        74,507
  Proceeds from issuance of
    mortgage note payable                        5,000,000
  Payment of deferred expenses                     (27,410)
  Principal payments on mortgage
    note payable                     (50,315)       (8,044)
                                ------------- ------------- -------------
  Net cash used in financing
    activities                    (7,682,632)     (288,172)   (8,227,296)
                                ------------- ------------- -------------
Net change in cash and
  cash equivalents                 7,951,255        10,703    (1,877,356)
Cash and cash equivalents
  at beginning of year             5,243,553     5,232,850     7,110,206
                                ------------- ------------- -------------
Cash and cash equivalents
  at end of year                $ 13,194,808  $  5,243,553  $  5,232,850
                                ============= ============= =============


  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the Partnership's management, an impairment has occurred in the value of the collateral property securing the loan. Income on non-accrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(b) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of a property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

(c) Loan application and processing fees include mortgage brokerage fees which are amortized over the average term of the mortgage loans.

(d) Deferred expenses consist of leasing commissions which are amortized on a straight line basis over the term of the respective lease.

(e) Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease terms.

(f) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Several reclassifications have been made in the previously reported 1993 and 1992 financial statements to conform with the classifications used in 1994 including the reclassification of "loans in substantive foreclosure" to loans to conform with the provisions of Statement of Financial Accounting Standards No.114 which was adopted as of January 1, 1994. These reclassifications have not changed the 1993 or 1992 results.

2. Partnership Agreement:

The Partnership was organized on October 25, 1985. The Partnership Agreement provides for Balcor Mortgage Advisors-VII to be the General Partner and for the admission of Limited Partners through the sale of up to 1,600,000 Limited Partnership Interests at $250 per Interest, 461,470 of which were sold on or prior to January 31, 1987, the termination date of the offering.

For financial statement purposes, the Partnership's results of operations are allocated 90% to Limited Partners and 10% to the General Partner, of which 2.5% relates to the Early Investment Incentive Fund.

To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% is distributed to the Limited Partners, (ii) 7.5% is distributed to the General Partner, and (iii) an additional 2.5% is distributed to the General Partner and constitutes the Early Investment Incentive Fund (the "Fund"). Upon the liquidation of the Partnership, the General Partner will return to the Partnership for distribution to Early Investors an amount not to exceed the amount originally allocated to the Fund, if necessary, for Early Investors to receive a return of their Original Capital plus a specified Cumulative Return based on the date of investment.

Amounts placed in the Fund are available, at the sole discretion of the General Partner and subject to certain limitations, to be used to repurchase Interests from existing Limited Partners. During 1994, the Fund repurchased 1,417 Interests at a cost of $239,463. All repurchases of Interests have been made at amounts representing 90% of the value of such Limited Partnership Interests at the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests will be paid to the Fund and will be available to repurchase additional Interests.

3. Investment in Loan Receivable:

The Jonathan's Landing Apartments loan receivable which was funded in 1987 has a balance of $10,865,000 at December 31, 1994. This loan was placed in default in January 1995 and is in process of foreclosure. Current monthly payments of $87,665 are due representing an interest rate of 9.50%. The loan matures in 1997.

Loans which have been classified as non-accrual as a result of delinquency or other noncompliance with terms of the loan agreements aggregated $10,865,000 and $19,295,926 at December 31, 1994 and 1993, respectively.

Under certain circumstances, the General Partner has entered into negotiations with borrowers which resulted in a reduction of interest rates, periodic payments or the modification of other loan terms. There were no loans at December 31, 1994 or 1993 whose monetary terms had been restructured. Nonaccrual loans and loans which have been restructured or placed in default are hereinafter referred to as impaired loans.

Interest income relating to impaired loans would have been $1,001,000 in 1994, $2,107,000 in 1993 and $2,050,000 in 1992. Interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to $1,001,000 in 1994, $1,201,000 in 1993 and $1,058,000 in 1992.

The Jonathan's Landing impaired loan balance of $10,865,000 at December 31, 1994 has a related allowance for losses of $1,166,260.

4. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1994 is described in the table below.

                                    1994          1993          1992
                                ------------  -----------    -----------

  Loans:
   Balance at beginning of
    year                        $ 5,854,326   $ 6,104,326    $ 5,275,000
   Provision charged to
    income                       (1,137,000)      750,000      2,768,326
   Charge-off of losses          (3,551,066)   (1,000,000)    (1,939,000)
                                ------------  -----------    -----------
   Balance at the end of
     the year                   $ 1,166,260   $ 5,854,326    $ 6,104,326
                                ============  ===========    ===========


  Real Estate Held for Sale:
   Balance at beginning of
    year                        $ 3,400,000          None    $11,600,000
   Provision charged to
    income                        1,137,000   $ 3,400,000        231,674
   Charge-off of losses                None          None    (11,831,674)
                                -----------   -----------    ------------
   Balance at the end of
     the year                   $ 4,537,000   $ 3,400,000           None
                                ===========   ===========    ===========

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amounts of its real estate held for sale and loans previously classified as in substantive foreclosure to the lower of fair value of the asset less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded these allowances to reflect declines in the value of the real estate and loans.

5. Mortgage Note Payable:

In October 1993, the Partnership purchased the Sand Pebble Village Apartments - Phase II which had a carrying value of $9,357,449 at December 31, 1994. The Partnership obtained a $5,000,000 first mortgage loan from an unaffiliated lender in connection with the purchase. At December 31, 1994 and 1993, the loan had a balance of $4,941,641 and $4,991,956, respectively. The loan bears interest at a rate of 7.11% per annum and requires monthly payments of principal and interest of $33,635. The loan matures in November 1998 with an estimated balloon payment of $4,718,000. During 1994 and 1993, the Partnership incurred and paid interest expense on the mortgage note payable of $353,309 and $66,139, respectively.

Future annual maturities of the above mortgage note payable are approximately as follows:

                            1995          $   54,000
                            1996              58,000
                            1997              62,000
                            1998           4,768,000

6. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and a range of 3% to 6% of gross operating receipts for commercial properties.

7. Transactions with Affiliates:

Commissions, fees and expenses paid and payable by the Partnership to affiliates are:
                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees   $71,178  $2,264 $114,667  $9,097 $136,641  $9,722
Property management fees  477,796    None  303,566  36,023  194,647  18,084
Reimbursement of expenses
  to the General Partner
  at cost:
    Accounting             70,376  16,061   57,724   4,773   59,991   4,552
    Data processing        49,777  10,164   68,440  16,598   80,897   6,281
    Investor communica-
      tions                22,578   7,610   11,764     973   25,132   1,907
    Legal                   8,591   2,647    5,747     475    4,739     360
    Portfolio management   59,323  25,221   55,492   4,588   43,368   3,291
    Other                  17,005   5,885   18,897   1,542    6,321     480

Allegiance Realty Group, Inc., an affiliate of the General Partner managed all of the Partnerships properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $99,135, $52,865 and $37,148 for 1994, 1993 and 1992, respectively.

8. Affiliates' Participation in Joint Ventures:

The Partnership has classified the first mortgage loan investment collateralized by the Whispering Hills Apartments as real estate held for sale. This investment represents a joint venture between the Partnership and an affiliate. Profits and losses are allocated 75% to the Partnership and 25% to the affiliate. In September 1994, the joint venture received $1,000,000 as a result of the settlement of litigation which was used to reduce the basis of the property. Of this amount, $250,000 was distributed to the affiliate for its share of the settlement.

The Sand Pebble Village Phase I and the Sand Pebble Village - Phase II apartment complexes are owned by joint ventures consisting of the Partnership and an affiliate. Profits and losses are allocated 55.36% to the Partnership and 44.64% to the affiliate.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment for the affiliates' participation in income or loss of the joint ventures.

Distributions of $1,479,385 and $1,032,696 and net distributions of $228,484 were made to the joint venture partners during 1994, 1993 and 1992, respectively. In 1993, the Sand Pebble Village Apartments - Phase II joint venture partner made contributions of $1,932,910 for its share of the acquisition costs of the apartment complex. In addition, the joint venture partners of Sand Pebble Village - Phase I and Whispering Hills apartment complexes were allocated the appropriate percentage of the provision for potential losses in the amount of $512,000, $1,517,420 and $371,899 during 1994, 1993 and 1992, respectively.

9. Real Estate Held for Sale:

The Partnership acquired the following properties through foreclosure: Butler Plaza which was acquired in January 1995 and classified as real estate held for sale at December 31, 1994; Hickory Creek Apartments - Phases I and II which was acquired in March 1994 and classified as real estate held for sale at December 31, 1993; and, with an affiliate, the Sand Pebble Village Apartments - Phase I in 1992. The Partnership recorded the costs of the properties at $9,100,000, $10,338,837 and $22,135,668 in 1994, 1993 and 1992, respectively. These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership reduced the basis of the property by $117,994 in 1992 for other escrows and costs recognized in connection with the foreclosures. At the date of foreclosure, the property was transferred to real estate held for sale at its fair value, net of allowances previously recorded.

The Partnership and an affiliate (together, the "Participants") purchased the Sand Pebble Village Apartments - Phase II in October 1993 for $9,300,000. The Participants paid $4,300,000 in cash as part of the purchase price of which the Partnership's share was $2,380,480. The remainder of the purchase price was paid with the proceeds of a $5,000,000 first mortgage loan. See Note 5 of Notes to Financial Statements for additional information. An additional $57,449 in fees were paid by the Participants in connection with the purchase, of which the Partnership's share was $31,804 and were capitalized to the basis of the property.

10. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

11. Subsequent Event:

In January 1995, the Partnership paid $2,376,571 (5.15 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $2.00 per Interest for the fourth quarter of 1994 and $3.15 per Interest representing a portion of the Mortgage Reductions received from the prepayment of the Eastgate Village Mobile Home Park loan in July 1994.