Form 10-Q
period 1995-03-31
BALCOR PENSION INVESTORS VII
filed 1995-05-11
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-15528
                       -------

                          BALCOR PENSION INVESTORS-VII
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Illinois                                      36-3390487
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                 1995            1994
                                            --------------  --------------
Cash and cash equivalents                   $  12,586,719   $  13,194,808
Escrow deposits                                   132,630          82,831
Accounts and accrued interest receivable          330,945         288,392
Deferred expenses, net of accumulated
  amortization of $131,423 in 1995 and
  $124,711 in 1994                                 47,171          53,883
                                            --------------  --------------
                                               13,097,465      13,619,914
                                            --------------  --------------
Investment in loan receivable:
  Loan receivable - first mortgage             10,865,000      10,865,000
  Loan application and processing fees, net
   of accumulated amortization of $2,163,165
   in 1995 and $2,152,041 in 1994                 145,552         156,676
  Less:
    Allowance for potential loan losses         1,166,260       1,166,260
                                            --------------  --------------
  Net investment in loan receivable             9,844,292       9,855,416

Real estate held for sale (net of allowance
of $4,537,000 in 1995 and 1994)                66,745,167      66,516,056
                                            --------------  --------------
                                               76,589,459      76,371,472
                                            --------------  --------------
                                            $  89,686,924   $  89,991,386
                                            ==============  ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     166,260   $     214,042
Due to affiliates                                 108,809          69,852
Accrued liabilities, principally real
  estate taxes                                    427,277         259,772
Escrow liabilities                                 86,850
Security deposits                                 373,670         374,695
Mortgage note payable                           4,928,495       4,941,641
                                            --------------  --------------
    Total liabilities                           6,091,361       5,860,002
                                            --------------  --------------

Affiliates' participation in joint ventures    13,435,885      13,068,237

Partners' capital (461,470 Limited
  Partnership Interests issued and
  outstanding)                                 70,159,678      71,063,147
                                            --------------  --------------
                                            $  89,686,924   $  89,991,386
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)


                                                 1995            1994
                                            --------------  --------------
Income:
  Interest on loans receivable, net of
    amortization of loan application and
    processing fees of $11,124 in 1995
    and $135,975 in 1994                    $     155,721   $     383,072
  Income from operations of real estate
    held for sale                               1,759,757       1,039,006
  Interest on short-term investments              179,960          39,172
                                            --------------  --------------
      Total income                              2,095,438       1,461,250
                                            --------------  --------------
Expenses:
  Administrative                                  152,139         261,895
                                            --------------  --------------
      Total expenses                              152,139         261,895
                                            --------------  --------------
Income before affiliates' participation
  in income of joint ventures                   1,943,299       1,199,355
Affiliates' participation in income
  of joint ventures                              (367,648)       (325,981)
                                            --------------  --------------
Net income                                  $   1,575,651   $     873,374
                                            ==============  ==============
Net income allocated to General Partner     $     157,565   $      87,337
                                            ==============  ==============
Net income allocated to Limited Partners    $   1,418,086   $     786,037
                                            ==============  ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)          $        3.07   $        1.70
                                            ==============  ==============
Distribution to General Partner             $     102,549   $     153,823
                                            ==============  ==============
Distribution to Limited Partners            $   2,376,571   $   1,384,410
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $        5.15   $        3.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                            --------------  --------------
Operating activities:
  Net income                                $   1,575,651   $     873,374
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        of joint ventures                         367,648         325,981
      Amortization of deferred expenses             6,712           9,189
      Amortization of loan application and
        processing fees                            11,124         135,975
      Net change in:
        Escrow deposits                           (49,799)        (42,025)
        Accounts and accrued interest
          receivable                              (42,553)        353,601
        Accounts payable                          (47,782)       (194,064)
        Due to affiliates                          38,957          50,767
        Accrued liabilites                        167,505         376,217
        Escrow liabilities                         86,850
        Security deposits                          (1,025)         99,822
                                            --------------  --------------
  Net cash provided by operating activities     2,113,288       1,988,837
                                            --------------  --------------
Investing activity:
  Costs incurred in connection with real
    estate acquired through foreclosure          (229,111)
                                            --------------
  Net cash used in investing activity            (229,111)
                                            --------------
Financing activities:
  Distribution to Limited Partners             (2,376,571)     (1,384,410)
  Distribution to General Partner                (102,549)       (153,823)
  Distributions to joint venture partners -
    affiliates                                                   (258,862)
  Principal payments on mortgage note
    payable                                       (13,146)        (12,247)
                                            --------------  --------------
  Net cash used in financing activities        (2,492,266)     (1,809,342)
                                            --------------  --------------

Net change in cash and cash equivalents          (608,089)        179,495
Cash and cash equivalents at beginning
  of period                                    13,194,808       5,243,553
                                            --------------  --------------
Cash and cash equivalents at end of period  $  12,586,719   $   5,423,048
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     -----------  --------

    Mortgage servicing fees              $6,791  $  2,264
    Reimbursement of expenses to
      the General Partner, at cost         None   106,545

3. Real Estate Held For Sale:

The Partnership acquired Butler Plaza through foreclosure in January 1995. This property was classified as real estate held for sale at December 31, 1994. The property was transferred to real estate held for sale at its fair value of $9,100,000, net of allowances previously recorded. In addition, the Partnership increased the basis of the property by $229,111 in 1995 for costs incurred in connection with the foreclosure.

4. Subsequent Event:

In April 1995, the Partnership paid $922,940 ($2.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow for the first quarter of 1995.

                          BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. As of March 31, 1995, two loans remain outstanding in the Partnership's portfolio, and the Partnership owns five properties; however, the Whispering Hills loan is accounted for as real estate held for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Income from operations of real estate increased due to the foreclosure of two properties in March 1994 and January 1995. This was the primary reason for the increase in net income during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

The prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and the foreclosure of the Butler Plaza shopping center loan in January 1995 resulted in a decrease in interest income on loans receivable during the quarter ended March 31, 1995 as compared to the same period in 1994. As of March 31, 1995, the Jonathan's Landing Apartments loan was on non-accrual status. The funds advanced by the Partnership for this non-accrual loan total approximately $12,455,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the first quarter of 1995, the Partnership received cash payments of interest income of approximately $255,000 on this loan, which agreed to the payments required under the terms of the loan agreement.

Income from operations of real estate held for sale represents the net operations of six properties. At March 31, 1995, the Partnership was operating the U.S. West Direct Center office building, the Butler Plaza shopping center, and the Whispering Hills, Sand Pebble Village - Phase I, Sand Pebble Village - Phase II, and Hickory Creek - Phases I and II apartment complexes. Original funds advanced by the Partnership total approximately $64,905,000 for these six real estate investments. The Partnership acquired the Butler Plaza shopping center in January 1995 and Hickory Creek Apartments - Phases I and II in March 1994, both of which generated income during the first quarter of 1995. This was the primary reason for the increase in income from operations of real estate held for sale during the quarter ended March 31, 1995 as compared to the same period in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize a provision for potential losses on its loans and real estate held for sale during the quarters ended March 31, 1995 and 1994.

As a result of higher average cash balances resulting from the discounted prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and due to higher market interest rates, interest income on short-term investments increased during the quarter ended March 31, 1995 when compared to the same period in 1994.

Legal fees were incurred in 1994 in connection with the foreclosures of the Butler Plaza shopping center and the Hickory Creek Apartments - Phases I and
II. This was the primary reason for the decrease in administrative expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership decreased as of March 31, 1995 when compared to December 31, 1994. The Partnership generated cash flow from its operating activities primarily as a result of property operations and interest income earned on its loan receivable and short-term investments. The payment of administrative costs partially offset this cash flow. The Partnership used cash to fund its investing activity which consisted of the payment of costs incurred in connection with the Butler Plaza shopping center foreclosure. The Partnership also used cash to fund its financing activities relating primarily to the payment of distributions to partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II is the only property that has underlying debt. The U.S. West Direct Center office building and the Whispering Hills and Sand Pebble Village - Phases I and II apartment complexes generated positive cash flow during 1995 and 1994. Hickory Creek Apartments - Phases I and II and the Butler Plaza shopping center, which were acquired through foreclosure in March 1994 and January 1995, respectively, also generated positive cash flow during the first quarter of 1995. As of March 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 92% to 97%, while the occupancy rates at the U.S. West Direct Center office building and the Butler Plaza shopping center were 95% and 90%, respectively. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In January 1995, the Partnership placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without prior consent from the Partnership and an affiliate. The property has been posted for a foreclosure sale scheduled to occur on July 14, 1995. See Item 1. Legal Proceedings for additional information.

In January 1995, the Partnership acquired the Butler Plaza shopping center through foreclosure. See Note 3 of Notes to the Financial Statements for additional information.

In April 1995, the Partnership paid $922,940 ($2.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow for the first quarter of 1995. The quarterly distribution level is consistent with the amount distributed for the fourth quarter of 1994. In April 1995, the Partnership also paid $76,912 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1995 and $25,637 as its contribution to the Early Investment Incentive Fund. To date, Limited Partners have received $97.56 of Cash Flow from operations and a return of Original Capital of $28.00, totaling $125.56 per $250 Interest.

The Partnership expects to continue making cash distributions to Limited Partners from the Cash Flow generated by property operations and the receipt of mortgage payments less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)
                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- - -------------------------

Jonathan's Landing Apartments
- - -----------------------------

As previously reported, the $23,000,000 loan collateralized by a first mortgage on Jonathan's Landing Apartments was placed in default and accelerated in January 1995 due to the sale of the property by the borrower without consent. Negotiations with the new owner were not successful and the property has been posted for a non-judicial foreclosure sale scheduled to occur on July 14, 1995.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  -----------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VII,
                                  the General Partner




Date: May 11, 1995
      ---------------------------