Form 10-Q
period 1995-06-30
BALCOR PENSION INVESTORS VII
filed 1995-08-10
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-15528
                       -------

                         BALCOR PENSION INVESTORS-VII
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3390487
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

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

                               BALANCE SHEETS
                    June 30, 1995 and December 31, 1994
                                (Unaudited)

                                   ASSETS

                                                1995             1994
                                           --------------   --------------
Cash and cash equivalents                  $  12,414,235    $  13,194,808
Escrow deposits                                  125,573           82,831
Accounts and accrued interest receivable         270,784          288,392
Prepaid expense, principally insurance           239,032
Deferred expenses, net of accumulated
  amortization of $138,136 in 1995 and
  $124,711 in 1994                                40,458           53,883
                                           --------------   --------------
                                              13,090,082       13,619,914
                                           --------------   --------------
Investment in loan receivable:
  Loan receivable - first mortgage                             10,865,000
  Loan application and processing fees, net
   of accumulated amortization of $2,308,717
   in 1995 and $2,152,041 in 1994                                 156,676
  Less:
    Allowance for potential loan losses                         1,166,260
                                                            --------------
  Net investment in loan receivable                             9,855,416

Real estate held for sale (net of allowance
  of $4,537,000 in 1995 and 1994)             85,044,907       66,516,056
                                           --------------   --------------
                                              85,044,907       76,371,472
                                           --------------   --------------
                                           $  98,134,989    $  89,991,386
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     175,478    $     214,042
Due to affiliates                                 10,283           69,852
Accrued liabilities, principally real
  estate taxes                                   339,236          259,772
Security deposits                                372,793          374,695
Mortgage note payable                          4,915,114        4,941,641
                                           --------------   --------------
    Total liabilities                          5,812,904        5,860,002
                                           --------------   --------------
Affiliates' participation in joint ventures   21,727,619       13,068,237

Partners' capital (461,470 Limited
  Partnership Interests issued and
  outstanding)                                70,594,466       71,063,147
                                           --------------   --------------
                                           $  98,134,989    $  89,991,386
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS-VII
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Interest on loans receivable, net of
    amortization of loan application and
    processing fees of $156,676 in 1995
    and $158,524 in 1994                   $     292,509    $   1,782,531
  Income from operations of real estate
    held for sale                              3,429,808        2,180,504
  Interest on short-term investments             362,561           93,879
                                           --------------   --------------
    Total income                               4,084,878        4,056,914
                                           --------------   --------------
Expenses:
  Administrative                                 345,910          537,581
                                           --------------   --------------
    Total expenses                               345,910          537,581
                                           --------------   --------------
Income before affiliates' participation in
  income of joint ventures                     3,738,968        3,519,333
Affiliates' participation in income of
  joint ventures                                (703,040)        (634,224)
                                           --------------   --------------
Net income                                 $   3,035,928    $   2,885,109
                                           ==============   ==============
Net income allocated to General Partner    $     303,593    $     288,511
                                           ==============   ==============
Net income allocated to Limited Partners   $   2,732,335    $   2,596,598
                                           ==============   ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)         $        5.92    $        5.63
                                           ==============   ==============
Distributions to General Partner           $     205,098    $     307,646
                                           ==============   ==============
Distributions to Limited Partners          $   3,299,511    $   2,768,820
                                           ==============   ==============
Distributions per Limited Partnership
  Interest                                 $        7.15    $        6.00
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS-VII
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Interest on loans receivable, net of
    amortization of loan application and
    processing fees of $145,552 in 1995
    and $22,549 in 1994                    $     136,788    $   1,399,459
  Income from operations of real estate
    held for sale                              1,670,051        1,141,498
  Interest on short-term investments             182,601           54,707
                                           --------------   --------------
    Total income                               1,989,440        2,595,664
                                           --------------   --------------
Expenses:
  Administrative                                 193,771          275,686
                                           --------------   --------------
    Total expenses                               193,771          275,686
                                           --------------   --------------
Income before affiliates' participation
  in income of joint ventures                  1,795,669        2,319,978
Affiliates' participation in income of
  joint ventures                                (335,392)        (308,243)
                                           --------------   --------------
Net income                                 $   1,460,277    $   2,011,735
                                           ==============   ==============
Net income allocated to General Partner    $     146,028    $     201,174
                                           ==============   ==============
Net income allocated to Limited Partners   $   1,314,249    $   1,810,561
                                           ==============   ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)         $        2.85    $        3.92
                                           ==============   ==============
Distribution to General Partner            $     102,549    $     153,823
                                           ==============   ==============
Distribution to Limited Partners           $     922,940    $   1,384,410
                                           ==============   ==============
Distribution per Limited Partnership
  Interest                                 $        2.00    $        3.00
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS-VII
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1995 and 1994
                                (Unaudited)

                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net income                               $   3,035,928    $   2,885,109
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        of joint ventures                        703,040          634,224
      Amortization of deferred expenses           13,425           17,461
      Amortization of loan application and
        processing fees                          156,676          158,524
      Net change in:
        Escrow deposits                          (42,742)         (53,474)
        Accounts and accrued interest
          receivable                              17,608          340,256
        Prepaid expense                         (239,032)
        Accounts payable                         (38,564)        (182,481)
        Due to affiliates                        (59,569)         116,813
        Accrued liabilities                       79,464          147,627
        Security deposits                         (1,902)         112,157
                                           --------------   --------------
  Net cash provided by operating activities    3,624,332        4,176,216
                                           --------------   --------------
Investing activities:
  Costs incurred in connection with real
    estate acquired through foreclosure         (229,111)
  Improvements to properties                                     (114,721)
  Collection of principal payments
    on loans receivable                                           150,000
                                           --------------   --------------
  Net cash used in or provided by investing
    activities                                  (229,111)          35,279
                                           --------------   --------------
Financing activities:
  Distributions to Limited Partners           (3,299,511)      (2,768,820)
  Distributions to General Partner              (205,098)        (307,646)
  Distributions to joint venture
    partners - affiliates                       (644,658)        (627,183)
  Principal payments on mortgage note
    payable                                      (26,527)         (24,712)
                                           --------------   --------------
  Cash used in financing activities           (4,175,794)      (3,728,361)
                                           --------------   --------------
Net change in cash and cash equivalents         (780,573)         483,134
Cash and cash equivalents at beginning
  of period                                   13,194,808        5,243,553
                                           --------------   --------------
Cash and cash equivalents at end of period $  12,414,235    $   5,726,687
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     -----------  --------    ---------
   Mortgage servicing fees              $13,581    $6,790      $2,263
   Reimbursement of expenses to
     the General Partner, at cost       155,699   155,699       8,020

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

4. Subsequent Events:

(a) The Partnership and an affiliate (together, the "Participants") previously funded a $23,500,000 mortgage loan on Jonathan's Landing Apartments. On July 14, 1995, the Participants made a successful bid at a foreclosure sale and received title to the property. As the majority owner (53%), the Partnership consolidates all assets, liabilities, income and expenses of the joint venture within the financial statements of the Partnership, with the appropriate adjustment for the affiliate's participation in the joint venture. The property was transferred to real estate held for sale at June 30, 1995 at its fair value of $18,299,740 net of allowances previously recorded.

(b) In July 1995, the Partnership paid $4,766,985 ($10.33 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $2.00 per Interest for the second quarter of 1995 and a special distribution of $8.33 per Interest representing Mortgage Reductions received from the prepayment of the Eastgate Village Mobile Home Park loan.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. As of June 30, 1995, one loan remains outstanding in the Partnership's portfolio, and the Partnership owns six properties; however, the Whispering Hills loan is accounted for as real estate held for sale. The Jonathan's Landing Apartments was acquired through foreclosure in July 1995, and is accounted for as real estate held for sale at June 30, 1995.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Interest income on short-term investments increased during 1995 due to higher average cash balances as a result of the discounted prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and higher interest rates. This was the primary reason for the increase in net income during the six months ended June 30, 1995 as compared to the same period in 1994. Interest income on loans receivable decreased during the quarter ended June 30, 1995 due to the loan repayment in July 1994 and foreclosures in March 1994 and January 1995. As a result, net income decreased during the quarter ended June 30, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and the foreclosures of the Hickory Creek Apartments loan in March 1994 and the Butler Plaza shopping center loan in January 1995 resulted in a decrease in interest income on loans receivable during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Income from operations of real estate held for sale represents the net operations of six properties. At June 30, 1995, the Partnership was operating the U.S. West Direct Center office building, the Butler Plaza shopping center, and the Whispering Hills, Sand Pebble Village - Phase I, Sand Pebble Village - Phase II, and Hickory Creek - Phases I and II apartment complexes. The Jonathan's Landing Apartments was acquired through foreclosure in July 1995. Original funds advanced by the Partnership total approximately $77,360,000 for these seven real estate investments. The Partnership acquired the Butler Plaza shopping center in January 1995 and Hickory Creek Apartments - Phases I and II in March 1994, both of which generated income during the second quarter of 1995. This was the primary reason for the increase in income from operations of real estate held for sale during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of higher average cash balances resulting from the discounted prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and due to higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

Legal fees were incurred in 1994 in connection with the foreclosures of the Butler Plaza shopping center and the Hickory Creek Apartments - Phases I and
II. This was the primary reason for the decrease in administrative expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of improved operations at the Sand Pebble Village - Phases I and II apartment complexes, affiliates' participation in income from joint ventures increased for the six months ended June 30, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of June 30, 1995 when compared to December 31, 1994. The Partnership generated cash flow from its operating activities primarily as a result of property operations and interest income earned on its loan receivable and short-term investments. The payment of administrative costs partially offset this cash flow. The Partnership used cash to fund its investing activity which consisted of the payment of costs incurred in connection with the Butler Plaza shopping center foreclosure. The Partnership also used cash to fund its financing activities, which consisted primarily of distributions to the Limited Partners and General Partner, as well as distributions to affiliated joint venture partners, which represented their share of property operations. The Partnership made a special distribution from Mortgage Reductions in July 1995 and has retained cash reserves for anticipated capital requirements at certain Partnership properties.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II is the only property that has underlying debt. The U.S. West Direct Center office building and the Whispering Hills and Sand Pebble Village - Phases I and II apartment complexes generated positive cash flow during 1995 and 1994. Hickory Creek Apartments - Phases I and II and the Butler Plaza shopping center, which were acquired through foreclosure in March 1994 and January 1995, respectively, also generated positive cash flow during the six months ended June 30, 1995. As of June 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 93% to 99%, while the occupancy rates at the U.S. West Direct Center office building and the Butler Plaza shopping center were 97% and 86%, respectively. The General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In January 1995, the Partnership placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without prior consent from the Partnership and an affiliate. The property was posted for a foreclosure sale on July 14, 1995, at which time the Partnership received title to the property.

In January 1995, the Partnership acquired the Butler Plaza shopping center through foreclosure. See Note 3 of Notes to the Financial Statements for additional information.

In July 1995, the Partnership paid $4,766,985 ($10.33 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $2.00 per Interest for the second quarter of 1995 and a special distribution of $8.33 per Interest representing Mortgage Reductions received from the prepayment of the Eastgate Village Mobile Home Park loan. The regular quarterly distribution level is consistent with the amount distributed for the first quarter of 1995. In July 1995, the Partnership also paid $76,912 to the General Partner as its distributive share of the Cash Flow distributed for the second quarter of 1995 and $25,637 as its contribution to the Early Investment Incentive Fund. To date, Limited Partners have received $99.56 of Cash Flow from operations and a return of Original Capital of $36.33, totaling $135.89 per $250 Interest.

The Partnership expects to continue making cash distributions to Limited Partners from the Cash Flow generated by property operations less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the six months ended June 30, 1995, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 605 Interests from Limited Partners for a total cost of $109,356.

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

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Jonathan's Landing Apartments:
-----------------------------

As previously reported, Jonathan's Landing Apartments was posted for a foreclosure sale to occur on July 14, 1995. The owner had commenced proceedings in the Circuit Court of Cook County, Illinois (Chandler's Bay II Vistas, Inc. vs. Balcor Mortgage Advisors, Inc. et al, Case No. 95 CH 04392) to enjoin the foreclosure, which suit was dismissed upon the motion of the owner on July 12, 1995. The foreclosure sale proceeded on July 14, 1995 at which time the Partnership and an affiliate acquired title to the property.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  -----------------------------
                                  Brian  D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VII,
                                  the General Partner




Date: August 10, 1995
      ---------------------------