Form 10-Q
period 1995-09-30
BALCOR PENSION INVESTORS VII
filed 1995-11-13
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                1995             1994
                                           --------------   --------------
Cash and cash equivalents                  $   9,057,486    $  13,194,808
Escrow deposits                                   93,907           82,831
Accounts and accrued interest receivable         417,058          288,392
Prepaid expense, principally insurance           205,946
Deferred expenses, net of accumulated
  amortization of $144,848 in 1995 and
  $124,711 in 1994                                33,746           53,883
                                           --------------   --------------
                                               9,808,143       13,619,914
                                           --------------   --------------
Investment in loan receivable:
  Loan receivable - first mortgages                            10,865,000
  Loan application and processing fees,
    net of accumulated amortization of
    $2,152,041 in 1994                                            156,676
  Less:
    Allowance for potential loan losses                         1,166,260
                                                            --------------
  Net investment in loan receivable                             9,855,416

Real estate held for sale (net of allowance
  of $4,537,000 in 1995 and 1994)             85,099,286       66,516,056
                                           --------------   --------------
                                              85,099,286       76,371,472
                                           --------------   --------------
                                           $  94,907,429    $  89,991,386
                                           ==============   ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     164,889    $     214,042
Due to affiliates                                 33,924           69,852
Accrued liabilities, principally real
  estate taxes                                   671,424          259,772
Security deposits                                361,509          374,695
Mortgage note payable                          4,901,494        4,941,641
                                           --------------   --------------
    Total liabilities                          6,133,240        5,860,002
                                           --------------   --------------
Affiliates' participation in joint ventures   21,866,338       13,068,237

Partners' capital (461,470 Limited
  Partnership Interests issued and
  outstanding)                                66,907,851       71,063,147
                                           --------------   --------------
                                           $  94,907,429    $  89,991,386
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS-VII
                           (An Illinois Limited Partnership)

                           STATEMENTS OF INCOME AND EXPENSES
                for the nine months ended September 30, 1995 and 1994
                                       (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Interest on loans receivable, net of
    amortization of loan application and
    processing fees of $156,676 in 1995
    and $309,741 in 1994                   $     323,053    $   2,357,666
  Income from operations of real estate
    held for sale                              4,976,651        3,446,280
  Interest on short-term investments             499,042          206,505
                                           --------------   --------------
    Total income                               5,798,746        6,010,451
                                           --------------   --------------
Expenses:
  Administrative                                 525,544          744,155
                                           --------------   --------------
    Total expenses                               525,544          744,155
                                           --------------   --------------
Income before affiliates' participation in
   income of joint ventures                    5,273,202        5,266,296
Affiliates' participation in income
  of joint ventures                           (1,054,355)        (942,257)
                                           --------------   --------------
Net income                                 $   4,218,847    $   4,324,039
                                           ==============   ==============
Net income allocated to General Partner    $     421,885    $     432,404
                                           ==============   ==============
Net income allocated to Limited Partners   $   3,796,962    $   3,891,635
                                           ==============   ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)         $        8.23    $        8.43
                                           ==============   ==============
Distributions to General Partner           $     307,647    $     461,469
                                           ==============   ==============
Distributions to Limited Partners          $   8,066,496    $   4,153,230
                                           ==============   ==============
Distributions per Limited Partnership
  Interest                                 $       17.48    $        9.00
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS-VII
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended September 30, 1995 and 1994
                                    (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Interest on loans receivable, net of
    amortization of loan application and
    processing fees of $151,217 in 1994    $      30,544    $     575,135
  Income from operations of real estate
    held for sale                              1,546,843        1,258,122
  Interest on short-term investments             136,481          112,626
                                           --------------   --------------
    Total income                               1,713,868        1,945,883
                                           --------------   --------------
Expenses:
  Administrative                                 179,634          198,920
                                           --------------   --------------
    Total expenses                               179,634          198,920
                                           --------------   --------------
Income  before affiliates' participation
  in income of joint ventures                  1,534,234        1,746,963
Affiliates' participation in income of
  joint ventures                                (351,315)        (308,033)
                                           --------------   --------------
Net income                                 $   1,182,919    $   1,438,930
                                           ==============   ==============
Net income allocated to General Partner    $     118,292    $     143,893
                                           ==============   ==============
Net income allocated to Limited Partners   $   1,064,627    $   1,295,037
                                           ==============   ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)         $        2.31    $        2.80
                                           ==============   ==============
Distribution to General Partner            $     102,549    $     153,823
                                           ==============   ==============
Distribution to Limited Partners           $   4,766,985    $   1,384,410
                                           ==============   ==============
Distribution per Limited Partnership
  Interest                                 $       10.33    $        3.00
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                             BALCOR PENSION INVESTORS-VII
                          (An Illinois Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                for the nine months ended September 30, 1995 and 1994
                                      (Unaudited)

                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net income                               $   4,218,847    $   4,324,039
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        of joint ventures                      1,054,355          942,257
      Amortization of deferred expenses           20,137           27,776
      Amortization of loan application and
        processing fees                          156,676          309,741
      Net change in:
        Escrow deposits                          (11,076)         (95,498)
        Accounts and accrued interest
          receivable                            (128,666)         379,894
        Prepaid expense                         (205,946)
        Accounts payable                         (49,153)        (164,959)
        Due to affiliates                        (35,928)          88,507
        Accrued liabilities                      411,652          349,083
        Security deposits                        (13,186)         126,182
                                           --------------   --------------
  Net cash provided by operating activities    5,417,712        6,287,022
                                           --------------   --------------
Investing activities:
  Costs incurred in connection with real
    estate acquired through foreclosure         (283,490)
  Improvements to properties                                     (114,721)
  Collection of principal payments on
    loans receivable                                            6,400,000
  Proceeds from litigation settlement                           1,000,000
                                           --------------   --------------
  Net cash (used in) or provided
    by investing activities                     (283,490)       7,285,279
                                           --------------   --------------
Financing activities:
  Distributions to Limited Partners           (8,066,496)      (4,153,230)
  Distributions to General Partner              (307,647)        (461,469)
  Distributions to joint venture partners -
    affiliates                                  (857,254)      (1,128,285)
  Principal payments on mortgage note
    payable                                      (40,147)         (37,400)
                                           --------------   --------------
  Cash used in financing activities           (9,271,544)      (5,780,384)
                                           --------------   --------------

Net change in cash and cash equivalents       (4,137,322)       7,791,917
Cash and cash equivalents at beginning
  of period                                   13,194,808        5,243,553
                                           --------------   --------------
Cash and cash equivalents at end of period $   9,057,486    $  13,035,470
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                      (An Illinois Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1995 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter   Payable
                                    ------------  ---------  ---------
   Mortgage servicing fees            $ 17,013     $ 3,432        None
   Reimbursement of expenses to
     the General Partner, at cost      182,379      26,680     $33,924

3. Real Estate Held For Sale:

(a) The Partnership acquired Butler Plaza through foreclosure in January 1995. This property was classified as real estate held for sale at December 31, 1994. The property was transferred to real estate held for sale at its fair value of $9,100,000, net of allowances previously recorded. In addition, the Partnership increased the basis of the property by $229,111 in 1995 for costs incurred in connection with the foreclosure.

(b) The Partnership and an affiliate (together, the "Participants") previously funded a $23,500,000 mortgage loan on Jonathan's Landing Apartments. In July 1995, the Participants made a successful bid at a foreclosure sale and received title to the property. As the majority owner (53%), the Partnership consolidates all assets, liabilities, income and expenses of the joint venture within the financial statements of the Partnership, with the appropriate adjustment for the affiliate's participation in the joint venture. However, prior to the foreclosure, only the Partnership's 53% interest in the mortgage loan was recorded on the Partnership's balance sheet. The property was transferred to real estate held for sale at its fair value of $18,299,740, net of allowances previously recorded. In addition, the Partnership increased the basis of the property by $54,379 in 1995 for costs incurred in connection with the foreclosure.

4. Subsequent Event:

In October 1995, the Partnership paid $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the third quarter of 1995.

                         BALCOR PENSION INVESTORS-VII
                      (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. As of September 30, 1995, one loan remains outstanding in the Partnership's portfolio, and the Partnership owns six properties; however, the Whispering Hills loan is accounted for as real estate held for sale.

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

Operations
----------

Summary of Operations
---------------------

Interest income on loans receivable decreased during the nine months and quarter ended September 30, 1995 as compared to 1994 due to a loan repayment in July 1994 and foreclosures in March 1994, January 1995 and July 1995. As a result, net income decreased during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

The prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and the foreclosures of the Hickory Creek Apartments loan in March 1994, the Butler Plaza shopping center loan in January 1995 and the Jonathan's Landing Apartments loan in July 1995 resulted in a decrease in interest income on loans receivable during 1995 as compared to 1994.

Income from operations of real estate held for sale represents the net operations of seven properties. At September 30, 1995, the Partnership was operating the U.S. West Direct Center office building, the Butler Plaza shopping center, and the Whispering Hills, Sand Pebble Village - Phase I, Sand Pebble Village - Phase II, Jonathan's Landing and Hickory Creek - Phases I and II apartment complexes. Original funds advanced by the Partnership total approximately $77,360,000 for these seven real estate investments. The Partnership acquired the Jonathan's Landing Apartments in July 1995, the Butler Plaza shopping center in January 1995 and the Hickory Creek Apartments
- Phases I and II in March 1994, all of which generated income during 1995.

This was the primary reason for the increase in income from operations of real estate held for sale during 1995 as compared to 1994.

As a result of higher average cash balances resulting from the discounted prepayment of the Eastgate Village Mobile Home Park loan in 1994 and higher interest rates in 1995, interest income on short-term investments increased during 1995 when compared to 1994.

Legal fees were incurred in 1994 in connection with the foreclosures of the loans secured by the Butler Plaza shopping center and the Hickory Creek Apartments - Phases I and II. This was the primary reason for the decrease in administrative expenses during the nine months ended 1995 as compared to 1994.

As a result of income from operations of the Jonathan's Landing Apartments, acquired through foreclosure in July 1995, and improved operations at the Sand Pebble Village - Phase I Apartments, affiliates' participation in income from joint ventures increased during 1995 as compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 when compared to December 31, 1994, resulting primarily from a special distribution to Limited Partners in July 1995.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II is the only property that has underlying debt. All of the Partnership's properties owned during 1995 and 1994 generated positive cash flow. As of September 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 86% to 95%, while the occupancy rates at the U.S. West Direct Center office building and the Butler Plaza shopping center were 92% and 86%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership acquired the Butler Plaza shopping center and the Jonathan's Landing Apartments through foreclosure in January and July 1995, respectively. See Note 3 of Notes to Financial Statements for additional information.

In October 1995, the Partnership paid $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the third quarter of 1995. The quarterly distribution level increased from the amount distributed for the second quarter of 1995 due to the improved operations at the Partnership's properties. In October 1995, the Partnership also paid $115,367 to the General Partner as its share of the Cash Flow distributed for the third quarter of 1995 and $38,456 as its contribution to the Early Investment Incentive Fund. Including the October 1995 distribution, Limited Partners have received $102.56 of Cash Flow from operations and a return of Original Capital of $36.33, totaling $138.89 per $250 Interest.

The Partnership expects to continue making cash distributions to Limited Partners from the Cash Flow generated by property operations less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the nine months ended September 30, 1995, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 1,273 Interests from Limited Partners at a cost of $225,102.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: A current report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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




Date: November 13, 1995
      ---------------------------