Form 10-K
period 1995-12-31
BALCOR PENSION INVESTORS VII
filed 1996-04-01
CIK 783456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15528
                       -------

                         BALCOR PENSION INVESTORS-VII
             ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3390487
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
- ----------------

Balcor Pension Investors-VII (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $115,367,500 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in one first mortgage loan and the operation of six properties, five of which were acquired through foreclosure. All financial information included in this report relates to this industry segment.

The Registrant originally funded eight loans. As a result of the repayments and foreclosures of seven loans, the Registrant has one loan in its portfolio as of December 31, 1995; however, the Whispering Hills' loan is accounted for as real estate held for sale. Five properties were acquired through foreclosure and one property adjacent to a property acquired through foreclosure was purchased. As of December 31, 1995, the Registrant has six properties in its portfolio. See "Item 2. Properties" for additional information.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offers") have increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During 1995, the Registrant foreclosed on the Jonathan's Landing Apartments loan and the Butler Plaza Shopping Center loan. The Butler Plaza Shopping Center was classified as real estate held for sale effective December 31, 1994. See Item 7. Liquidity and Capital Resources for additional information.

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

Item 2. Properties
- ------------------

As of December 31, 1995, the Registrant owns the six properties described below:

Location                     Description of Property
- --------                     -----------------------

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

Riverside, California      * Sand Pebble Village Apartments - Phase II: a 274
                             unit garden apartment complex located on approximately 14 acres.

Columbus, Ohio               Hickory Creek Apartments - Phases I & II: a 372
                             unit garden apartment complex located on approximately 21 acres.

Orlando, Florida             Butler Plaza: a shopping center containing
                             222,903 square feet located on approximately 23 acres.

Kent, Washington           * Jonathan's Landing Apartments: a 576 unit garden
                             apartment complex located on approximately 30 acres.

 * Owned by the Registrant through a joint venture with an affiliate.
   See Note 9 of Notes to Financial Statements for additional information.

The Whispering Hills Apartments loan is accounted for as real estate held for sale; however, the Registrant presently does not hold title to this property. The property is located in Overland Park, Kansas.

Sand Pebble Village Apartments - Phase II is held subject to mortgage indebtedness.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate held for sale.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

Williams class action
- -------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships) and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995.

The defendants intend to continue vigorously contesting this action.
Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 16,075.

Item 6. Selected Financial Data
- -------------------------------
                                      Year ended December 31,
                       ------------------------------------------------------
                         1995        1994       1993       1992       1991
                       ---------- ---------- ---------- ---------- ----------

Total income          $7,382,764  $9,012,908 $7,000,942  $7,051,802 $5,803,010
Recovery of losses on
  loans, real estate
  and accrued interest
  receivable                       1,137,000
Provision for
  potential losses on
  loans, real estate
  and accrued interest
  receivable                 None  1,137,000  4,150,000  3,000,000  3,275,000
Net income              5,424,542  6,238,369  2,400,958  2,319,684  1,428,637
Net income per
  Limited Partnership
  Interest                  10.58      12.17       4.68       4.52       2.79
Total assets           94,180,552 89,991,386 90,585,381 88,668,751 84,639,355
Mortgage note
  payable               4,887,630  4,941,641  4,991,956       None       None
Distributions per
  Limited Partnership
  Interest (A)              20.48      12.00      12.00      16.00      11.50


(A) These amounts include distributions of original capital of $11.48 and $4.00 per Limited Partnership Interest for the years 1995 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Balcor Pension Investors-VII (the "Partnership") recognized lower net income in 1995 as compared to 1994 due to a decrease in interest income on loans receivable as a result of a loan prepayment and three foreclosures in 1995 and 1994. The additional income recognized from the operations of real estate held for sale in 1995 partially offset the decrease in interest income on loans receivable. In 1993, the Partnership recognized a provision for potential losses on loans, real estate and accrued interest receivable due to a decline in the fair value of a property in which the Partnership holds a majority joint venture interest. As a result, the Partnership recognized significantly lower net income in 1993 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

The prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and the foreclosures of the Hickory Creek Apartments' loan in March 1994, the Butler Plaza Shopping Center loan in January 1995 and the Jonathan's Landing Apartments' loan in July 1995 resulted in a decrease in interest income on loans receivable during 1995 as compared to 1994.

Income from operations of real estate held for sale represents the net operations of seven properties. Original funds advanced by the Partnership total approximately $77,360,000 for these seven properties. The Partnership acquired the Jonathan's Landing Apartments in July 1995 and the Butler Plaza Shopping Center in January 1995, both of which generated income during 1995. In addition, income from operations at Hickory Creek Apartments - Phases I and II increased substantially in 1995 as a result of maintenance expenditures which were deferred by the former owner of the property and then completed by the Partnership in 1994 after the foreclosure. These were the primary reasons for the increase in income from operations of real estate held for sale during 1995 as compared to 1994.

As a result of higher average cash balances in 1995 resulting from the discounted prepayment of the Eastgate Village Mobile Home Park loan in 1994 and higher interest rates in 1995, interest income on short-term investments increased during 1995 when compared to 1994. The proceeds from the Eastgate loan repayment were distributed in July 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrowers ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

Determinations of fair value represent estimates based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions during 1995. The Partnership recognized a recovery of $1,137,000 in 1994 relating to its loans. In addition, during 1994, the Partnership recognized a provision of $1,137,000 related to the Sand Pebble Village Apartments - Phase I to provide for changes in the estimate of the fair value of this property.

Legal fees were incurred in 1994 in connection with the Whispering Hills Apartments' litigation and the foreclosures of the loans secured by the Butler Plaza Shopping Center and the Hickory Creek Apartments - Phases I and II. This was the primary reason for the decrease in administrative expenses during 1995 as compared to 1994.

The joint venture partner's share of income generated from the operations of the Jonathan's Landing Apartments, which was acquired through foreclosure in July 1995, and the recognition in 1994 of the joint venture partner's share of a loss provision related to the change in the estimate of the fair value of the Sand Pebble Village - Phase I Apartments, resulted in an increase in affiliates' participation in income from joint ventures during 1995 as compared to 1994.

1994 Compared to 1993
- ---------------------

The Partnership received approximately $861,000 representing cash flow generated during the bankruptcy proceedings for the Hickory Creek Apartments - Phases I and II loan during the second quarter of 1994 which resulted in an increase in interest income on loans receivable during 1994 as compared to 1993. Decreased income resulting from the August 1993 prepayment of the ROC Properties loan partially offset this increase. As of December 31, 1994, the Jonathan's Landing Apartments loan was on non-accrual status. The funds advanced by the Partnership for this non-accrual loan totaled approximately $12,455,000. For non-accrual loans, income was recorded only as cash payments were received from the borrowers. During 1994, the Partnership received cash payments of interest income totaling approximately $1,001,000 on this loan, which agreed to the payments required under the terms of the loan agreement.

Income from operations of real estate held for sale represents the net operations of the five properties acquired by the Partnership. Original funds advanced by the Partnership totaled approximately $51,905,000 for these five properties. The Partnership purchased Sand Pebble Village Apartments - Phase II through a joint venture consisting of the Partnership and an affiliate and acquired the Hickory Creek Apartments - Phases I and II through foreclosure in October 1993 and March 1994, respectively. Income generated from operations at these apartment complexes was the primary reason for the increase in income from operations of real estate held for sale during 1994 as compared to 1993.

The Partnership recognized a provision of $750,000 related to its loans in 1993. In addition, the Partnership recognized a provision of $3,400,000 in 1993 related to the Partnership's real estate held for sale to provide for a decline in the fair value of Sand Pebble Village Apartments - Phase I.

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

An increase in legal fees paid in connection with the Whispering Hills Apartments litigation and the Hickory Creek Apartments - Phases I and II and Butler Plaza Shopping Center foreclosures, resulted in an increase in administrative expenses during 1994 as compared to 1993.

During 1993, the joint venture partner recognized its share of a loss provision related to a decline in the fair value of Sand Pebble Village Apartments - Phase I. During 1994, the joint venture partner also recognized its share of an additional loss provision related to this investment. The effect of these provisions resulted in affiliates' participation in income for 1994 as compared to affiliates' participation in loss for 1993.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1995 when compared to December 31, 1994 primarily due to a special distribution made to the Limited Partners in July 1995. The cash flow provided by the Partnership's operating activities consisted of property operations and interest income earned on the loan receivable and short-term investments. The payment of administrative costs partially offset this cash flow. Investing activities consisted of the payment of costs incurred in connection with the Butler Plaza and Jonathan's Landing foreclosures. Financing activities consisted primarily of distributions to Partners and affiliated joint venture partners.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II is the only property that has underlying debt. All of the Partnership's properties generated positive cash flow during 1995 and 1994.

As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 92% to 97%, except for the Sand Pebble Village Apartments - Phase II which had an occupancy rate of 88%. The occupancy rates at the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center were 93% and 84%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

The Partnership acquired the Butler Plaza Shopping Center and the Jonathan's Landing Apartments through foreclosure in January and July 1995, respectively. See Note 10 of Notes to Financial Statements for additional information.

The Partnership made four distributions in each of 1995, 1994 and 1993 totaling $20.48, $12.00 and $12.00 per Interest, respectively. See Financial Statements, Statements of Partners' Capital. Distributions per Interest were comprised of $9.00 of Cash Flow and $11.48 of Mortgage Reductions for 1995 and $12.00 of Cash Flow in each of 1994 and 1993. Distributions of Cash Flow decreased in 1995 due to the loan prepayment and foreclosures in 1995 and 1994. Distributions of Mortgage Reductions in 1995 represented proceeds received from the prepayment of the Eastgate Village Mobile Home Park loan in 1994. The Partnership expects to continue making cash distributions to Limited Partners from the Cash Flow generated by property operations less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

In January 1996, the Partnership paid $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the fourth quarter of 1995. The quarterly distribution level remained unchanged from the amount distributed for the third quarter of 1995. In January 1996, the Partnership also paid $115,367 to the General Partner as its share of the Cash Flow distributed for the fourth quarter of 1995 and $38,456 as its contribution to the Early Investment Incentive Fund. Including the January 1996 distribution, Limited Partners have received $105.56 of Cash Flow from operations and a return of Original Capital of $36.33, totaling $141.89 per $250 Interest.

During 1995, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 1,657 Interests from Limited Partners at a cost of $291,727.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995 the Partnership approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Partnership effective September 14, 1995. The General Partner of the Partnership approved the change in auditors.

The reports of Ernst & Young LLP on the Partnership's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Partnership's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-VII, principally through the Early Investment Incentive Fund, and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership  9,776 Interests    Less than 3%
         Interest

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------
(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-15528), is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-15528).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VII


                         By: /s/Brian D. Parker
                             --------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-VII, the General Partner

Date: March 29, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
- ----------------------   ---------------------------------   --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors-VII, the General Partner  March 29, 1996
- --------------------                                        --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
 /s/Brian D. Parker      Advisors-VII, the General Partner  March 29, 1996
- --------------------                                        --------------
  Brian D. Parker

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-VII:

We have audited the accompanying balance sheet of Balcor Pension Investors-VII (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VII (An Illinois Limited Partnership) at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.







                                        COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 27, 1996

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-VII:

We have audited the accompanying balance sheet of Balcor Pension Investors-VII (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VII at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP




Chicago, Illinois
March 14, 1995

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                 1995             1994
                                             ------------     ------------
Cash and cash equivalents                  $   8,595,511    $  13,194,808
Escrow deposits                                   80,519           82,831
Accounts and accrued interest receivable         188,638          288,392
Prepaid expenses                                 120,902
Deferred expenses, net of accumulated
  amortization of $151,560 in 1995 and
  $124,711 in 1994                                95,696           53,883
                                             ------------     ------------
                                               9,081,266       13,619,914
                                             ------------     ------------
Investment in loan receivable:
  Loan receivable - first mortgage                             10,865,000
  Loan application and processing fees,
    net of accumulated amortization of
    $2,152,041 in 1994                                            156,676
  Less:
    Allowance for potential loan losses                         1,166,260
                                                              ------------
  Net investment in loan receivable                             9,855,416
Real estate held for sale (net of
  allowance of $4,537,000 in 1995 and 1994)   85,099,286       66,516,056
                                             ------------     ------------
                                              85,099,286       76,371,472
                                             ------------     ------------
                                           $  94,180,552    $  89,991,386
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     249,632    $     214,042
Due to affiliates                                 26,616           69,852
Accrued real estate taxes                        281,776          259,772
Security deposits                                410,618          374,695
Mortgage note payable                          4,887,630        4,941,641
                                             ------------     ------------
    Total liabilities                          5,856,272        5,860,002
                                             ------------     ------------
Affiliates' participation in joint ventures   21,748,967       13,068,237
Limited Partners' capital (461,470
  Interests issued and
  outstanding)                                68,469,893       73,038,711
General Partner's deficit                     (1,894,580)      (1,975,564)
                                             ------------     ------------
    Total partners' capital                   66,575,313       71,063,147
                                             ------------     ------------
                                           $  94,180,552    $  89,991,386
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994, and 1993



                                  Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                 General        Limited
                                    Total        Partner       Partners
                                -------------  ------------  -------------

Balance at December 31, 1992  $   74,729,684 $  (1,608,913)$   76,338,597

Cash distributions to:
  Limited Partners (A)            (5,537,640)                  (5,537,640)
  General Partner                   (615,292)     (615,292)
Net income for the year
  ended December 31, 1993          2,400,958       240,096      2,160,862
                                -------------  ------------  -------------
Balance at December 31, 1993      70,977,710    (1,984,109)    72,961,819

Cash distributions to:
  Limited Partners (A)            (5,537,640)                  (5,537,640)
  General Partner                   (615,292)     (615,292)
Net income for the year
  ended December 31, 1994          6,238,369       623,837      5,614,532
                                -------------  ------------  -------------
Balance at December 31, 1994      71,063,147    (1,975,564)    73,038,711

Cash distributions to:
  Limited Partners (A)            (9,450,906)                  (9,450,906)
  General Partner                   (461,470)     (461,470)
Net income for the year
  ended December 31, 1995          5,424,542       542,454      4,882,088
                                -------------  ------------  -------------
Balance at December 31, 1995  $   66,575,313 $  (1,894,580)$   68,469,893
                                =============  ============  =============


(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                    1995           1994          1993
                                -------------  ---------------------------
                First Quarter          $5.15         $3.00          $3.00
                Second Quarter          2.00          3.00           3.00
                Third Quarter          10.33          3.00           3.00
                Fourth Quarter          3.00          3.00           3.00


The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993

                                     1995           1994          1993
                                -------------  ------------  -------------
Income:
  Interest on loans
    receivable, net of
    amortization of loan
    application and processing
    fees of $156,676 in 1995,
    $350,617 in 1994, and
    $151,069 in 1993          $      323,053 $   2,890,249 $    2,660,577
  Income from operations of
    real estate held for sale      6,431,686     4,608,100      3,758,483
  Interest on short-term
    investments                      628,025       377,559        173,799
  Participation income                                            408,083
  Recovery of losses on loans,
    real estate and accrued
    interest receivable                          1,137,000
                                -------------  ------------  -------------
    Total income                   7,382,764     9,012,908      7,000,942
                                -------------  ------------  -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued interest
    receivable                                   1,137,000      4,150,000
  Administrative                     639,708       916,483        831,148
                                -------------  ------------  -------------
    Total expenses                   639,708     2,053,483      4,981,148
                                -------------  ------------  -------------
Income before affiliates'
    participation in (income)
    loss of joint ventures         6,743,056     6,959,425      2,019,794
Affiliates' participation in
    (income) loss of joint
    ventures                      (1,318,514)     (721,056)       381,164
                                -------------  ------------  -------------
Net income                    $    5,424,542 $   6,238,369 $    2,400,958
                                =============  ============  =============
Net income allocated to
  General Partner             $      542,454 $     623,837 $      240,096
                                =============  ============  =============
Net income allocated to
  Limited Partners            $    4,882,088 $   5,614,532 $    2,160,862
                                =============  ============  =============
Net income per Limited
  Partnership Interest
  (461,470 issued and
  outstanding)                $        10.58 $       12.17 $         4.68
                                =============  ============  =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993

                                     1995           1994          1993
                                -------------  ------------  -------------
Operating activities:
  Net income                  $    5,424,542 $   6,238,369 $    2,400,958
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Affiliates'
        participation in
        income (loss) of
        joint ventures             1,318,514       721,056       (381,164)
      Amortization of
        deferred expenses             26,849        34,487         38,587
      Amortization of loan
        application and
        processing fees              156,676       350,617        151,069
      Recovery of losses on
        loans, real estate and
        accrued interest
        receivable                              (1,137,000)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable                      1,137,000      4,150,000
      Payment of leasing
        commissions                  (68,662)                     (27,410)
      Net change in:
        Escrow deposits                2,312       (22,241)       (60,590)
        Accounts and accrued
          interest receivable         99,754       401,194       (183,687)
        Prepaid expense             (120,902)
        Accounts payable              35,590       (98,993)       236,651
        Due to affiliates            (43,236)       (4,217)        29,392
        Accrued liabilities           22,004       174,510         (2,986)
        Security deposits             35,923       164,066         50,338
                                -------------  ------------  -------------
  Net cash provided by
    operating activities           6,889,364     7,958,848      6,401,158
                                -------------  ------------  -------------
Investing activities:
  Costs incurred in connection
    with real estate acquired
    through foreclosure             (283,490)
  Improvements to properties                      (114,721)       (51,318)
  Purchase of property                                         (9,357,449)
  Collection of principal
    payments on loan
    receivable                                   6,789,760      3,154,074
  Proceeds from litigation
    settlement                                   1,000,000        125,000
                                -------------  ------------  -------------
  Net cash (used in) or
    provided by investing
    activities                      (283,490)    7,675,039     (6,129,693)
                                -------------  ------------  -------------
Financing activities:
  Distributions to Limited
    Partners                      (9,450,906)   (5,537,640)    (5,537,640)
  Distributions to General
    Partner                         (461,470)     (615,292)      (615,292)
  Distributions to joint
    venture partners -
    affiliates                    (1,238,784)   (1,479,385)    (1,032,696)
  Contributions from joint
    venture partners -
    affiliates                                                  1,932,910
  Proceeds from issuance of
    mortgage note payable                                       5,000,000
  Principal payments on
    mortgage note payable            (54,011)      (50,315)        (8,044)
                                -------------  ------------  -------------
  Net cash used in financing
    activities                   (11,205,171)   (7,682,632)      (260,762)
                                -------------  ------------  -------------
Net change in cash and cash
  equivalents                     (4,599,297)    7,951,255         10,703
Cash and cash equivalents at
  beginning of year               13,194,808     5,243,553      5,232,850
                                -------------  ------------  -------------
Cash and cash equivalents at
  end of year                 $    8,595,511 $  13,194,808 $    5,243,553
                                =============  ============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Balcor Pension Investors-VII (the "Partnership") is engaged principally in the operation of residential, commercial, and retail real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms was recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was to be repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income was reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consisted of loan application and processing fees and mortgage brokerage fees which were amortized over the terms of the respective agreements, and leasing commissions which are amortized over the life of each respective lease.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the term of the respective lease. Service income includes reimbursements for operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are primarily held or invested with one issuer of commercial paper.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. Several other reclassifications have also been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

Amounts placed in the Fund are available, at the sole discretion of the General Partner and subject to certain limitations, to be used to repurchase Interests from existing Limited Partners. During 1995, the Fund repurchased 1,657 Interests at a cost of $291,727. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests will be paid to the Fund and will be available to repurchase additional Interests.

4. Investment in Loan Receivable:

The Partnership and an affiliate previously funded a $23,500,000 mortgage loan on Jonathan's Landing Apartments. In July 1995, the participants made a successful bid at a foreclosure sale and obtained title to the property. The Partnership's share of the loan of $10,865,000 at December 31, 1994 was classified as non-accrual as a result of noncompliance with the terms of the loan agreement.

Under certain circumstances, the General Partner had entered into negotiations with borrowers which resulted in a reduction of interest rates, periodic payments or the modification of other loan terms. There were no loans at December 31, 1994 whose monetary terms had been restructured. Non-accrual loans and loans which have been restructured or placed in default are hereinafter referred to as impaired loans.

Interest income relating to impaired loans would have been approximately $480,000 in 1995, $1,001,000 in 1994 and $2,107,000 in 1993. Interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $480,000 ($567,000 cash basis) in 1995, $1,001,000 ($994,000 cash basis) in 1994 and $1,201,000 in 1993.

Jonathan's Landing impaired loan balance of $10,865,000 at December 31, 1994 had a related allowance for losses of $1,166,260.

5. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1995 is described in the table below.

                                    1995          1994          1993
                                ------------  -----------    -----------
  Loans:
   Balance at beginning of
    year                        $ 1,166,260   $ 5,854,326    $ 6,104,326
   Provision charged to
    income                             None          None        750,000
   Recovery of provision
    previously charged
    to income                          None    (1,137,000)          None
   Direct write-off of
    loans against allowance      (1,166,260)   (3,551,066)    (1,000,000)
                                ------------   -----------    -----------
   Balance at the end of
     the year                          None   $ 1,166,260    $ 5,854,326
                                ============  ===========    ===========


  Real Estate Held for Sale:
   Balance at beginning of
    year                        $ 4,537,000   $ 3,400,000           None
   Provision charged to
    income                             None     1,137,000    $ 3,400,000
                                -----------   -----------    -----------
   Balance at the end of
     the year                   $ 4,537,000   $ 4,537,000    $ 3,400,000
                                ===========   ===========    ===========

6. Mortgage Note Payable:

In October 1993, the Partnership and an affiliate purchased the Sand Pebble Village Apartments - Phase II which had a carrying value of $9,357,449 at December 31, 1994. The Partnership obtained a $5,000,000 first mortgage loan collateralized by the property from an unaffiliated lender in connection with the purchase. At December 31, 1995 and 1994, the loan had a balance of $4,887,630 and $4,941,641, respectively. The loan bears interest at a rate of 7.11% per annum and requires monthly payments of principal and interest of $33,635. The loan matures in November 1998 with an estimated balloon payment of $4,718,000. During 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $349,613 and $353,309, respectively.

Future annual maturities of the above mortgage note payable during each of the next three years are approximately as follows:

                            1996          $   58,000
                            1997              62,000
                            1998           4,768,000

7. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are managed by third-party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and a range of 3% to 6% of gross operating receipts for commercial properties.

8. Transactions with Affiliates:

Commissions, fees and expenses paid and payable by the Partnership to affiliates are:
                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $17,013    None  $71,178  $2,264 $114,667  $9,097
Property management fees None None 477,796 None 303,566 36,023 Reimbursement of expenses to the General Partner
  at cost:
    Accounting             41,452   4,120   70,376  16,061   57,724   4,773
    Data processing        29,144   3,158   49,777  10,164   68,440  16,598
    Investor communica-
      tions                 9,035    None   22,578   7,610   11,764     973
    Legal                  11,955   1,525    8,591   2,647    5,747     475
    Portfolio management  129,125  17,813   59,323  25,221   55,492   4,588
    Other                   9,075    None   17,005   5,885   18,897   1,542

Allegiance Realty Group, Inc., an affiliate of the General Partner managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $66,840, $99,135, and $52,865 for 1995, 1994 and 1993, respectively.

9. Affiliates' Participation in Joint Ventures:

The Partnership has classified the first mortgage loan investment collateralized by the Whispering Hills Apartments as real estate held for sale. This investment is owned by the Partnership and an affiliate. Profits and losses are allocated 75% to the Partnership and 25% to the affiliate. In September 1994, the joint venture received $1,000,000 as a result of the settlement of litigation which was used to reduce the basis of the property. Of this amount, $250,000 was distributed to the affiliate for its share of the settlement.

The Sand Pebble Village Phase I and the Sand Pebble Village - Phase II apartment complexes are owned by the Partnership and an affiliate. Profits and losses are allocated 55.36% to the Partnership and 44.64% to the affiliate.

Jonathan's Landing Apartments is owned by the Partnership and an affiliate. Profits and losses are allocated 53% to the Partnership and 47% to the affiliate.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Distributions of $1,238,784. $1,479,385 and $1,032,696 were made to the joint venture partners during 1995, 1994 and 1993, respectively. In 1993, the Sand Pebble Village Apartments - Phase II joint venture partner made contributions of $1,932,910 for its share of the acquisition costs of the apartment complex. In addition, the joint venture partner of the Sand Pebble Village - Phase I apartment complex was allocated $512,000 and $1,517,420 during 1994 and 1993, respectively, as its' share of a provision for potential losses.

10. Real Estate Held for Sale:

The Partnership acquired the following properties through foreclosure:
Jonathan's Landing Apartments was acquired in July 1995; Butler Plaza Shopping Center was acquired in January 1995 and classified as real estate held for sale at December 31, 1994; and Hickory Creek Apartments - Phases I and II was acquired in March 1994. The Partnership recorded the costs of the properties at $18,299,740, $9,100,000 and $10,338,837 in 1995, 1994 and 1993, respectively.
These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership increased the basis of the properties by $283,490 in 1995 for costs incurred in connection with the foreclosures. At the date of foreclosure, each property was transferred to real estate held for sale at its fair value, net of allowances previously recorded.

The Partnership and an affiliate purchased the Sand Pebble Village Apartments - Phase II in October 1993 for $9,300,000. The participants paid $4,300,000 in cash as part of the purchase price of which the Partnership's share was $2,380,480. The remainder of the purchase price was paid with the proceeds of a $5,000,000 first mortgage loan. See Note 6 of Notes to Financial Statements for additional information. An additional $57,449 in fees were paid by the participants in connection with the purchase, of which the Partnership's share was $31,804. These fees were capitalized to the basis of the property.

11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes they have meritorious defenses to contest the claims.

12. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates fair value.

Mortgage note payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

13. Subsequent Event:

In January 1996, the Partnership paid $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow for the fourth quarter of 1995.