Form 10-Q
period 1996-03-31
BALCOR PENSION INVESTORS VII
filed 1996-05-15
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               ------------------
                                      OR

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

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  9,228,073    $  8,595,511
Escrow deposits                                   172,428          80,519
Accounts and accrued interest receivable          230,065         188,638
Prepaid expenses                                   29,570         120,902
Deferred expenses, net of accumulated
  amortization of $158,272 in 1996 and
  $151,560 in 1995                                 88,984          95,696
                                             -------------   -------------
                                                9,749,120       9,081,266
                                             -------------   -------------

  Real estate held for sale (net of
    allowance of $4,537,000 in 1996 and 1995)  85,099,286      85,099,286
                                             -------------   -------------
                                               85,099,286      85,099,286
                                             -------------   -------------
                                             $ 94,848,406    $ 94,180,552
                                             =============   =============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    236,517    $    249,632
Due to affiliates                                  46,625          26,616
Accrued real estate taxes                         539,623         281,776
Security deposits                                 425,323         410,618
Mortgage note payable                           4,873,519       4,887,630
                                             -------------   -------------
     Total liabilities                          6,121,607       5,856,272
                                             -------------   -------------

Affiliates' participation in joint ventures    22,076,792      21,748,967

Limited Partners' capital (461,470
  Interests issued and
  outstanding)                                 68,537,117      68,469,893
General Partner's deficit                      (1,887,110)     (1,894,580)
                                             -------------   -------------
    Total partners' capital                    66,650,007      66,575,313
                                             -------------   -------------
                                             $ 94,848,406    $ 94,180,552
                                             =============   =============



The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Income:
  Interest on loans
    receivable, net of
    amortization of loan
    application and processing
    fees of $11,124 in 1995                                  $    155,721
  Income from operations of
    real estate held for sale                $  2,203,981       1,759,757
  Interest on short-term
    investments                                   111,678         179,960
                                             -------------   -------------
    Total income                                2,315,659       2,095,438
                                             -------------   -------------

Expenses:
  Administrative                                  138,713         152,139
                                             -------------   -------------
    Total expenses                                138,713         152,139
                                             -------------   -------------
Income before affiliates'
    participation in income
    of joint ventures                           2,176,946       1,943,299
Affiliates' participation in
    income of joint ventures                     (564,019)       (367,648)
                                             -------------   -------------
Net income                                   $  1,612,927    $  1,575,651
                                             =============   =============
Net income allocated to
  General Partner                            $    161,293    $    157,565
                                             =============   =============
Net income allocated to
  Limited Partners                           $  1,451,634    $  1,418,086
                                             =============   =============
Net income per Limited
  Partnership Interest
  (461,470 issued and
  outstanding)                               $       3.15    $       3.07
                                             =============   =============

Distribution to General Partner              $    153,823    $    102,549
                                             =============   =============
Distribution to Limited Partners             $  1,384,410    $  2,376,571
                                             =============   =============
Distribution per Limited Partnership
  Interest                                   $       3.00    $       5.15
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                   1996           1995
                                -------------  -----------
Operating activities:
  Net income                    $  1,612,927 $  1,575,651
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Affiliates'
        participation in
        income of joint ventures     564,019      367,648
      Amortization of
        deferred expenses              6,712        6,712
      Amortization of loan
        application and
        processing fees                            11,124
      Net change in:
        Escrow deposits              (91,909)     (49,799)
        Accounts and accrued
          interest receivable        (41,427)     (42,553)
        Prepaid expense               91,332
        Accounts payable             (13,115)     (47,782)
        Due to affiliates             20,009       38,957
        Accrued liabilities          257,847      167,505
        Escrow liabilities                         86,850
        Security deposits             14,705       (1,025)
                                  -----------  -----------
  Net cash provided by
    operating activities           2,421,100    2,113,288
                                  -----------  -----------
Investing activity:
  Costs incurred in connection
    with real estate acquired
    through foreclosure                          (229,111)
                                               -----------
  Net cash used in investing
    activity                                     (229,111)
                                               -----------
Financing activities:
  Distribution to Limited
    Partners                      (1,384,410)  (2,376,571)
  Distribution to General
    Partner                         (153,823)    (102,549)
  Distributions to joint
    venture partners -
    affiliates                      (236,194)
  Principal payments on
    mortgage note payable            (14,111)     (13,146)
                                  -----------  -----------

  Net cash used in financing
    activities                    (1,788,538)  (2,492,266)
                                  -----------  -----------
Net change in cash and cash
  equivalents                        632,562     (608,089)
Cash and cash equivalents at
  beginning of year                8,595,511   13,194,808
                                  -----------  -----------
Cash and cash equivalents at
  end of period                 $  9,228,073 $ 12,586,719
                                  ===========  ===========


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1996 are:

                                            Paid       Payable
                                         ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost          $19,008     $46,625

3. Subsequent Event:

In April 1996, the Partnership paid $2,381,185 ($5.16 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $3.00 per Interest for the first quarter of 1996 and a special distribution of $2.16 per Interest from Mortgage Reductions.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. As of March 31, 1996, one loan remains outstanding in the Partnership's portfolio, and the Partnership owns six properties; however, the Whispering Hills loan is accounted for as real estate held for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Interest income on loans receivable ceased and income from operations of real estate held for sale increased during the quarter ended March 31, 1996 as compared to the same period in 1995 due to the foreclosure of the Jonathan's Landing Apartments loan in July 1995. As a result of this transaction, net income increased slightly during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The foreclosure of the Jonathan's Landing Apartments loan in July 1995 resulted in the cessation of interest income on loans receivable during 1996 as compared to 1995.

Income from operations of real estate held for sale represents the net operations of seven properties. Original funds advanced by the Partnership total approximately $77,360,000 for these seven properties. The Partnership acquired the Jonathan's Landing Apartments in July 1995, which generated income during the first quarter of 1996. This was the primary reason for the increase in income from operations of real estate held for sale during 1996 as compared to 1995.

As a result of lower average cash balances resulting from a special distribution made to the Limited Partners in July 1995, interest income on short-term investments decreased during 1996 when compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of assessments of property operations. Determinations of fair value represent estimates based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions during the quarters ended March 31, 1996 or 1995.

The Jonathan's Landing Apartments is one of the properties owned by the Partnership through a joint venture with an affiliate. As a result of income recognized from operations of the property which was acquired through foreclosure in July 1995, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of March 31, 1996, when compared to December 31, 1995. The cash flow of approximately $2,421,000 provided by the Partnership's operating activities consisted of property operations and interest income earned on short-term investments, net of the payment of administrative expenses. Financing activities consisted primarily of distributions to Partners of approximately $1,540,000 and distributions to joint venture partners of approximately $236,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II is the only property that has underlying debt. All of the Partnership's properties generated positive cash flow during 1996 and 1995.

As of March 31, 1996, the occupancy rates of the Partnership's residential properties ranged from 96% to 100%. The occupancy rates at the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center were 92% and 85%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is preparing to market two of its residential properties for sale and is actively marketing two additional residential properties. Additionally, the General Partner may explore the sale of its commercial properties over the next year if market conditions become favorable. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. In addition, the General Partner considers capital factors and Partnership administrative costs as it pertains to Partnership performance.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

In April 1996, the Partnership paid $2,381,185 ($5.16 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow of $3.00 per Interest for the first quarter of 1996 and a special distribution of $2.16 per Interest from Mortgage Reductions. The regular quarterly distribution level remained unchanged from the amount distributed for the fourth quarter of 1995. In April 1996, the Partnership also paid $115,367 to the General Partner as its share of the Cash Flow distributed for the first quarter of 1996 and $38,456 as its contribution to the Early Investment Incentive Fund. Including the April 1996 distribution, Limited Partners have received $108.56 of Cash Flow from operations and a return of Original Capital of $38.49, totaling $147.05 per $250 Interest.

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

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- ---------------------------

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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




Date:  May 15, 1996
      ---------------------------