Form 10-Q
period 1996-06-30
BALCOR PENSION INVESTORS VII
filed 1996-08-14
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

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

                         BALCOR PENSION INVESTORS -VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                   1996           1995
                                              -------------  -------------
Cash and cash equivalents                     $  7,441,264   $  8,595,511
Escrow deposits                                     86,464         80,519
Accounts and accrued interest receivable           231,897        188,638
Prepaid expenses                                   353,158        120,902
Deferred expenses, net of accumulated
  amortization of $164,984 in 1996 and
  $151,560 in 1995                                  82,272         95,696
                                              -------------  -------------
                                                 8,195,055      9,081,266
                                              -------------  -------------

Real estate held for sale (net of
  allowance of $4,537,000 in 1996 and 1995)     84,985,386     85,099,286
                                              -------------  -------------
                                                84,985,386     85,099,286
                                              -------------  -------------
                                              $ 93,180,441   $ 94,180,552
                                              =============  =============

                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    307,103   $    249,632
Due to affiliates                                   44,653         26,616
Accrued real estate taxes                          351,350        281,776
Security deposits                                  431,098        410,618
Mortgage note payable                            4,859,155      4,887,630
                                              -------------  -------------
     Total liabilities                           5,993,359      5,856,272
                                              -------------  -------------

Affiliates' participation in joint ventures     21,940,036     21,748,967

Limited Partners' capital (461,470
  Interests issued and
  outstanding)                                  67,174,775     68,469,893
General Partner's deficit                       (1,927,729)    (1,894,580)
                                              -------------  -------------
    Total partners' capital                     65,247,046     66,575,313
                                              -------------  -------------
                                              $ 93,180,441   $ 94,180,552
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS -VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996              1995
                                              -------------  -------------
Income:
  Interest on loans
    receivable, net of
    amortization of loan
    application and processing
    fees of $156,676 in 1995                                 $    292,509
  Income from operations of
    real estate held for sale                 $  4,071,460      3,429,808
  Interest on short-term
    investments                                    209,564        362,561
                                              -------------  -------------
    Total income                                 4,281,024      4,084,878
                                              -------------  -------------
Expenses:
  Administrative                                   476,594        345,910
                                              -------------  -------------
    Total expenses                                 476,594        345,910
                                              -------------  -------------
Income before affiliates'
  participation in income
  of joint ventures                              3,804,430      3,738,968
Affiliates' participation in
  income of joint ventures                      (1,059,456)      (703,040)
                                              -------------  -------------
Net income                                    $  2,744,974   $  3,035,928
                                              =============  =============
Net income allocated to
  General Partner                             $    274,497   $    303,593
                                              =============  =============
Net income allocated to
  Limited Partners                            $  2,470,477   $  2,732,335
                                              =============  =============
Net income per Limited
  Partnership Interest
  (461,470 issued and
  outstanding)                                $       5.35   $       5.92
                                              =============  =============
Distributions to General Partner              $    307,646   $    205,098
                                              =============  =============
Distributions to Limited Partners             $  3,765,595   $  3,299,511
                                              =============  =============
Distributions per Limited Partnership
  Interest                                    $       8.16   $       7.15
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS -VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996           1995
                                              -------------  -------------
Income:
  Interest on loans
    receivable, net of
    amortization of loan
    application and processing
    fees of $145,552 in 1995                                 $    136,788
  Income from operations of
    real estate held for sale                 $  1,867,479      1,670,051
  Interest on short-term
    investments                                     97,886        182,601
                                              -------------  -------------
    Total income                                 1,965,365      1,989,440
                                              -------------  -------------

Expenses:
  Administrative                                   337,881        193,771
                                              -------------  -------------
    Total expenses                                 337,881        193,771
                                              -------------  -------------
Income before affiliates'
  participation in income
  of joint ventures                              1,627,484      1,795,669
Affiliates' participation in
  income of joint ventures                        (495,437)      (335,392)
                                              -------------  -------------
Net income                                    $  1,132,047   $  1,460,277
                                              =============  =============
Net income allocated to
  General Partner                             $    113,204   $    146,028
                                              =============  =============
Net income allocated to
  Limited Partners                            $  1,018,843   $  1,314,249
                                              =============  =============
Net income per Limited
  Partnership Interest
  (461,470 issued and
  outstanding)                                $       2.20   $       2.85
                                              =============  =============
Distribution to General Partner               $    153,823   $    102,549
                                              =============  =============
Distribution to Limited Partners              $  2,381,185   $    922,940
                                              =============  =============
Distribution per Limited Partnership
  Interest                                    $       5.16   $       2.00
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS -VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                    1996           1995
                               -------------  -------------
Operating activities:
  Net income                   $  2,744,974   $  3,035,928
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Affiliates'
        participation in
        income of joint ventures  1,059,456        703,040
      Amortization of
        deferred expenses            13,424         13,425
      Amortization of loan
        application and
        processing fees                            156,676
      Net change in:
        Escrow deposits              (5,945)       (42,742)
        Accounts and accrued
          interest receivable       (43,259)        17,608
        Prepaid expense            (232,256)      (239,032)
        Accounts payable             57,471        (38,564)
        Due to affiliates            18,037        (59,569)
        Accrued liabilities          69,574         79,464
        Security deposits            20,480         (1,902)
                               -------------  -------------
  Net cash provided by
    operating activities          3,701,956      3,624,332
                               -------------  -------------
Investing activity:
  Proceeds relating to land
    condemnation                    113,900
  Costs incurred in connection
    with real estate acquired
    through foreclosure                           (229,111)
                               -------------  -------------
  Net cash provided by or used
    in investing activity           113,900       (229,111)
                               -------------  -------------
Financing activities:
  Distributions to Limited
    Partners                     (3,765,595)    (3,299,511)
  Distributions to General
    Partner                        (307,646)      (205,098)
  Distributions to joint
    venture partners -
    affiliates                     (868,387)      (644,658)

  Principal payments on
    mortgage note payable           (28,475)       (26,527)
                               -------------  -------------
  Net cash used in financing
    activities                   (4,970,103)    (4,175,794)
                               -------------  -------------
Net change in cash and cash
  equivalents                    (1,154,247)      (780,573)
Cash and cash equivalents at
  beginning of year               8,595,511     13,194,808
                               -------------  -------------
Cash and cash equivalents at
  end of period                $  7,441,264   $ 12,414,235
                               =============  =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months   Quarter       Payable
                                    ------------  ---------    ----------
   Mortgage servicing fees             $26,984     $26,984      $2,453
   Reimbursement of expenses to
     the General Partner, at cost       68,748      49,740      42,200

3. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

4. Subsequent Events:

(a) In July 1996, the Partnership paid $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the second quarter of 1996.

(b) The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 55.36% and 44.64%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The Partnership will recognize no gain or loss on the sale of this property for financial statement purposes, however, the Partnership will recognize a recovery of a previously established allowance of $2,080,943 in connection with the sale of this property during the third quarter of 1996, of which $928,933 is the minority joint venture partner's share.

(c) The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 55.36% and 44.64%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $272,701 in selling costs. For financial statement purposes, the Partnership will recognize a gain during the third quarter of 1996 of $2,458,085 from the sale of this property, of which $1,097,289 is the minority joint venture partner's share.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. As of June 30, 1996, one loan remained outstanding in the Partnership's portfolio, and the Partnership owned six properties; however, the Whispering Hills loan is accounted for as real estate held for sale. The Sand Pebble Village Apartments - Phases I and II were subsequently sold in August 1996.

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

Operations
- ----------

Summary of Operations
- ---------------------

A decrease in interest income on short-term investments, an increase in Partnership administrative expenses and the cessation of interest income on the Jonathan's Landing Apartments loan receivable due to the July 1995 foreclosure were partially offset by additional income generated from the operations of Jonathan's Landing Apartments, net of the affiliate's participation in this income. As a result, net income decreased slightly during the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the quarter and six months ended June 30, 1996 and 1995.

The foreclosure of the Jonathan's Landing Apartments loan in July 1995 resulted in the cessation of interest income on loans receivable during 1996 as compared to 1995.

Income from operations of real estate held for sale represents the net operations of seven properties. Original funds advanced by the Partnership total approximately $77,360,000 for these seven properties. The Partnership acquired the Jonathan's Landing Apartments in July 1995, which generated income during 1996. This was the primary reason for the increase in income from operations of real estate held for sale during 1996 as compared to 1995.

As a result of lower average cash balances resulting from special distributions made to the Limited Partners in July 1995 and April 1996, interest income on short-term investments decreased during 1996 when compared to 1995.

The Partnership incurred higher legal, consulting and postage costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expense increased during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of assessments of property operations. Determinations of fair value represent estimates based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions during 1996 or 1995.

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

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $1,154,000 as of June 30, 1996, when compared to December 31, 1995. Cash flow of approximately $3,702,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income earned on short-term investments, net of the payment of administrative expenses. Cash received from investing activity of $113,900 relates to proceeds received in connection with the land condemnation settlement at Butler Plaza. Financing activities consisted primarily of distributions to Partners of approximately $4,073,000, distributions to joint venture partners of approximately $868,000 and principal payments on mortgage note payable of approximately $29,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II is the only property that has underlying debt. All of the Partnership's properties generated positive cash flow during 1996 and 1995.

As of June 30, 1996, the occupancy rates of the Partnership's residential properties ranged from 94% to 96%. The occupancy rates at the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center were 98% and 82%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership was awarded $303,300 in connection with the condemnation of a parcel of land at Butler Plaza, of which the Partnership has received $113,900 in 1996. The proceeds are recorded as a reduction of the carrying value of the property in the financial statements. The Partnership anticipates receiving the remaining proceeds during 1996.

The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The net proceeds of the sale were $18,979,943 of which $10,507,296 was the Partnership's share. The Partnership expects to make a distribution from these proceeds to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $145,775 of prepayment penalties and paid $272,701 in selling costs. The net proceeds of the sale were $6,810,604 of which $3,770,350 was the Partnership's share. The Partnership expects to make a distribution from these proceeds to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. As described above, the Partnership and an affiliate sold the Sand Pebble Village Phases I and II apartment complexes in August 1996. Currently, the Partnership has entered into a contract to sell the Hickory Creek Apartments for a sale price of $14,300,000 and is currently marketing one of its remaining residential properties for sale. Additionally, the General Partner is exploring the sale of its commercial properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the remaining properties of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

In July 1996, the Partnership paid $1,384,410 ($3.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the second quarter of 1996. The regular quarterly distribution level remained unchanged from the amount distributed for the first quarter of 1996. In July 1996, the Partnership also paid $115,367 to the General Partner as its share of the Cash Flow distributed for the second quarter of 1996 and $38,456 as its contribution to the Early Investment Incentive Fund. Including the July 1996 distribution, Limited Partners have received $111.56 of Cash Flow from operations and a return of Original Capital of $38.49, totaling $150.05 per $250 Interest.

The Partnership expects to continue making cash distributions to Limited Partners from the Cash Flow generated by property operations and proceeds from future property sales less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the six months ended June 30, 1996, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 930 Interests from Limited Partners at a cost of $156,676.

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

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- ------------------------

Williams class action
- ---------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Proposed Class and Derivative Action Lawsuits
- ---------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on

July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5. Other Information
- ------------------------------

Sand Pebble Village I Apartments
- --------------------------------

As previously reported, on June 28, 1996, a joint venture ("Joint Venture") consisting of the Partnership and an affiliate contracted to sell Sand Pebble Village I Apartments, Riverside, California to an unaffiliated party, RREEF America L.L.C., a Delaware limited liability company, for a sale price of $19,411,765. The sale closed on August 1, 1996. From the proceeds of the sale, the Joint Venture paid $242,647 to an unaffiliated party as a brokerage commission and closing costs of $43,587. An affiliate of the third party providing property management services for the property received a fee of $145,588 for services rendered in connection with the sale. The Joint Venture received the remaining proceeds of $18,979,943, of which $10,507,296 represents the Partnership's share.

Sand Pebble Village II Apartments
- ---------------------------------

As previously reported, on June 28, 1996, the joint venture ("Joint Venture") consisting of the Partnership and an affiliate contracted to sell Sand Pebble Village II Apartments, Riverside, California to an unaffiliated party, RREEF America L.L.C., a Delaware limited liability company, for a sale price of $12,088,235. The sale closed on August 1, 1996. From the proceeds of the sale, the Joint Venture paid the outstanding balance of the first mortgage loan of $4,859,155, prepayment penalties of $145,775, closing costs of $30,936 and a brokerage commission of $151,103 to an unaffiliated party. An affiliate of the third party providing property management services for the property received a fee of $90,662 for services rendered in connection with the sale. The Joint Venture received the remaining proceeds of $6,810,604, of which $3,770,350 represents the Partnership's share.

Hickory Creek Apartments
- ------------------------

The Partnership funded a $12,350,000 first mortgage loan collateralized by the Hickory Creek Apartments, Columbus, Ohio in two installments of $4,800,000 and $7,550,000 in September 1986 and August 1988, respectively. In March 1994, the Partnership obtained title to the property through foreclosure.

On August 12, 1996, the Partnership contracted to sell the property for a sale price of $14,300,000 to an unaffiliated party, American Apartment Communities II, L.P., a Delaware limited partnership. The purchaser has deposited $200,000 into an escrow account as earnest money and will pay the remaining $14,100,000 at closing, which is scheduled for September 11, 1996. From the proceeds of the sale, the Partnership will pay $214,500 to an unaffiliated party as a brokerage commission and a fee of $107,250 to an affiliate of the third party providing property management services for the property for services rendered in connection with the sale. The Partnership will receive the remaining proceeds of approximately $13,978,250, less closing costs. Of the net sale proceeds, an amount not to exceed $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 180 days after the closing. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

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

(10) Material Contracts:

(a) Agreement of Sale and attachments thereto relating to the sale of Sand Pebble Village Apartments - Phase I previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(b) Agreement of Sale and attachments thereto relating to the sale of Sand Pebble Village Apartments - Phase II previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(c) Agreement of Sale and attachments thereto relating to the sale of Hickory Creek Apartments is attached hereto.

(27) Financial Data Schedule of the Registrant for the six-month period ended June 30, 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors et al.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated June 28, 1996, was filed reporting the contracts to sell the Sand Pebble Village Apartments - Phases I and II in Riverside, California.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS-VII



                              By: /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-VII, the General Partner



                              By: /s/ Brian D. Parker
                                  -----------------------------
                                  Brian  D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VII,
                                  the General Partner




Date:  August 14, 1996
      ---------------------------