Form 10-Q
period 1996-09-30
BALCOR PENSION INVESTORS VII
filed 1996-11-14
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $  35,002,851   $   8,595,511
Escrow deposits                                                    80,519
Accounts and accrued interest receivable          453,460         188,638
Prepaid expenses                                  140,915         120,902
Deferred expenses, net of accumulated
  amortization of $171,365 in 1996 and
  $151,560 in 1995                                 75,891          95,696
                                            --------------  --------------
                                               35,673,117       9,081,266
                                            --------------  --------------

Real estate held for sale (net of
  allowance of $1,700,000 in 1996
  and $4,537,000 in 1995)                      46,575,379      85,099,286
                                            --------------  --------------
                                               46,575,379      85,099,286
                                            --------------  --------------
                                            $  82,248,496   $  94,180,552
                                            ==============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     298,621   $     249,632
Due to affiliates                                  71,527          26,616
Accrued liabilities, principally
  real estate taxes                               501,106         281,776
Security deposits                                 143,295         410,618
Mortgage note payable                                           4,887,630
                                            --------------  --------------
     Total liabilities                          1,014,549       5,856,272
                                            --------------  --------------

Affiliates' participation in joint ventures    12,275,321      21,748,967

Limited Partners' capital (461,470
  Interests issued and
  outstanding)                                 70,515,196      68,469,893
General Partner's deficit                      (1,556,570)     (1,894,580)
                                            --------------  --------------
    Total partners' capital                    68,958,626      66,575,313
                                            --------------  --------------
                                            $  82,248,496   $  94,180,552
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS -VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996               1995
                                            --------------  --------------
Income:
  Interest on loan
    receivable, net of
    amortization of loan
    application and processing
    fees of $156,676 in 1995                                $     323,053
  Income from operations of
    real estate held for sale               $   5,273,649       4,976,651
  Interest on short-term
    investments                                   464,027         499,042
  Recovery of loss on
    real estate                                 2,080,943
                                            --------------  --------------
    Total income                                7,818,619       5,798,746
                                            --------------  --------------
Expenses:
  Provision for potential losses
    on real estate                              1,700,000
  Administrative                                  685,317         525,544
                                            --------------  --------------
    Total expenses                              2,385,317         525,544
                                            --------------  --------------
Income before gain on sales,
  affiliates' participation in
  income of joint ventures
  and extraordinary item                        5,433,302       5,273,202
Gain on sales of real estate                    5,954,905
Affiliates' participation in
  income of joint ventures                     (3,312,719)     (1,054,355)
                                            --------------  --------------
Income before extraordinary item                8,075,488       4,218,847
                                            --------------  --------------
Extraordinary item:
  Debt extinguishment expense                    (145,775)
  Affiliate's participation in debt
    extinguishment expense                         65,074
                                            --------------
    Total extraordinary item                      (80,701)
                                            --------------  --------------
Net income                                  $   7,994,787   $   4,218,847
                                            ==============  ==============
Income before extraordinary
  item allocated to General Partner         $     807,549   $     421,885
                                            ==============  ==============

Income before extraordinary
  item allocated to Limited Partners        $   7,267,939   $   3,796,962
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership
  Interest (461,470 issued and
  outstanding)                              $       15.75   $        8.23
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)
                                  (Continued)

                                                  1996            1995
                                            --------------  --------------
Extraordinary item allocated
  to General Partner                        $      (8,070)           None
                                            ==============  ==============
Extraordinary item allocated
  to Limited Partners                       $     (72,631)           None
                                            ==============  ==============
Extraordinary item allocated per
  Limited Partnership Interest
  (461,470 issued and outstanding)          $       (0.16)           None
                                            ==============  ==============
Net income allocated to
  General Partner                           $     799,479   $     421,885
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $   7,195,308   $   3,796,962
                                            ==============  ==============
Net income allocated per Limited
  Partnership Interest
  (461,470 issued and
  outstanding)                              $       15.59   $        8.23
                                            ==============  ==============
Distributions to General Partner            $     461,469   $     307,647
                                            ==============  ==============
Distributions to Limited Partners           $   5,150,005   $   8,066,496
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $       11.16   $       17.48
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995

                                                  1996            1995
                                            --------------  --------------
Income:
  Interest on loan receivable                               $      30,544
  Income from operations of
    real estate held for sale               $   1,202,189       1,546,843
  Interest on short-term
    investments                                   254,463         136,481
  Recovery of loss on
    real estate                                 2,080,943
                                            --------------  --------------
    Total income                                3,537,595       1,713,868
                                            --------------  --------------
Expenses:
  Provision for potential losses
    on real estate                              1,700,000
  Administrative                                  208,723         179,634
                                            --------------  --------------
    Total expenses                              1,908,723         179,634
                                            --------------  --------------
Income before gain on sales,
  affiliates' participation in
  income of joint ventures and
  extraordinary item                            1,628,872       1,534,234
Gain on sales of real estate                    5,954,905
Affiliates' participation in
  income of joint ventures                     (2,253,263)       (351,315)
                                            --------------  --------------
Income before extraordinary item                5,330,514       1,182,919
                                            --------------  --------------
Extraordinary item:
  Debt extinguishment expense                    (145,775)
  Affiliate's participation in debt
  extinguishment expense                           65,074
                                            --------------
    Total extraordinary item                      (80,701)
                                            --------------  --------------
Net income                                  $   5,249,813   $   1,182,919
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $     533,052   $     118,292
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   4,797,462   $   1,064,627
                                            ==============  ==============
Income before extraordinary item
  per Limited Partner Interest
  (461,470 issued and outstanding)          $       10.40   $        2.31
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Continued)


                                                  1996            1995
                                            --------------  --------------
Extraordinary item allocated
  to General Partner                        $      (8,070)           None
                                            ==============  ==============
Extraordinary item allocated
  to Limited Partners                       $     (72,631)           None
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (461,470
  issued and outstanding)                   $       (0.16)           None
                                            ==============  ==============
Net income allocated to
  General Partner                           $     524,982   $     118,292
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $   4,724,831   $   1,064,627
                                            ==============  ==============
Net income per Limited
  Partnership Interest
  (461,470 issued and
  outstanding)                              $       10.24   $        2.31
                                            ==============  ==============
Distribution to General Partner             $     153,823   $     102,549
                                            ==============  ==============
Distribution to Limited Partners            $   1,384,410   $   4,766,985
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $        3.00   $       10.33
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                        Balcor Pension Investors - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                            --------------  --------------
Operating activities:
  Net income                                $   7,994,787   $   4,218,847
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Provision for potential losses
        on real estate                          1,700,000
      Recovery of loss on real estate          (2,080,943)
      Affiliates'
        participation in
        income of joint ventures                3,312,719       1,054,355
      Affiliate's participation in
        debt extinguishment expense               (65,074)
      Debt extinguishment expense                 145,775
      Gain on sales of real estate             (5,954,905)
      Amortization of
        deferred expenses                          19,805          20,137
      Amortization of loan
        application and
        processing fees                                           156,676
      Net change in:
        Escrow deposits                            80,519         (11,076)
        Accounts and accrued
          interest receivable                    (264,822)       (128,666)
        Prepaid expense                           (20,013)       (205,946)
        Accounts payable                           48,989         (49,153)
        Due to affiliates                          44,911         (35,928)
        Accrued liabilities                       219,330         411,652
        Security deposits                        (267,323)        (13,186)
                                            --------------  --------------
  Net cash provided by
    operating activities                        4,913,755       5,417,712
                                            --------------  --------------

Investing activities:
  Proceeds relating to land condemnation          113,900
  Proceeds from sales of real estate           45,800,000
  Payment of selling costs                     (1,054,145)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                                          (283,490)
                                            --------------  --------------
  Net cash provided by or used
    in investing activities                    44,859,755        (283,490)
                                            --------------  --------------

                        Balcor Pension Investors - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)
                                  (Continued)

Financing activities:
  Distributions to Limited
    Partners                                   (5,150,005)     (8,066,496)
  Distributions to General
    Partner                                      (461,469)       (307,647)
  Repayment of mortgage note payable           (4,859,155)
  Distributions to joint
    venture partners -
    affiliates                                (12,721,291)       (857,254)
  Principal payments on
    mortgage note payable                         (28,475)        (40,147)
  Payment of prepayment penalty                  (145,775)
                                            --------------  --------------
  Net cash used in financing
    activities                                (23,366,170)     (9,271,544)
                                            --------------  --------------
Net change in cash and cash
  equivalents                                  26,407,340      (4,137,322)
Cash and cash equivalents at
  beginning of year                             8,595,511      13,194,808
                                            --------------  --------------
Cash and cash equivalents at
  end of period                             $  35,002,851   $   9,057,486
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months   Quarter       Payable
                                    ------------  ---------    ----------
   Mortgage servicing fees             $34,344     $ 7,360     $ 2,453
   Reimbursement of expenses to
     the General Partner, at cost       85,890      17,142      69,074

3. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

4. Property Sales:

(a) The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 55.36% and 44.64%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The basis of the property was $21,436,000. The Partnership recognized no gain or loss on the sale of this property for financial statement purposes. The Partnership recognized a recovery of the loss allowance of $2,080,943, of which $928,933 is the minority joint venture partner's share and wrote off $2,456,057 against the previously established loss allowance.

(b) The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 55.36% and 44.64%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan and $272,701 in selling costs. The basis of the property was $9,357,449. For financial statement purposes, the Partnership recognized a gain of $2,458,085 from the sale of this property, of which $1,097,289 is the minority joint venture partner's share.

(c) In September 1996, the Partnership sold the Hickory Creek Apartments in an all cash sale for $14,300,000. From the proceeds of the sale, the Partnership paid $349,622 in selling costs. The basis of the property was $10,453,558. For financial statement purposes, the Partnership recognized a gain of $3,496,820 from the sale of this property.

5. Extraordinary Item:

In connection with the sale of Sand Pebble Village Apartments - Phase II in August 1996, the Partnership incurred a prepayment penalty in the amount of $145,775 which was recognized as an extraordinary item and classified as debt extinguishment expense. The minority joint venture partner's share of the extraordinary item is $65,074.

6. Subsequent Event:

In October 1996, the Partnership paid $28,149,670 ($61.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $3.00 per Interest, a special distribution from Cash Flow reserves of $2.00 per Interest and a special distribution of Mortgage Reductions of $56.00 per Interest from the August sales of Sand Pebble Village Apartments - Phases I & II and the September sale of Hickory Creek Apartments.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. The Partnership sold three properties during 1996. As of September 30, 1996, one loan remained outstanding in the Partnership's portfolio, and the Partnership owned three properties; however, the Whispering Hills loan is accounted for as real estate held for sale.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold Sand Pebble Village Apartments - Phase I in August 1996 and recognized a recovery of loss on real estate as a result of the sale. In addition, the Partnership also sold Sand Pebble Village Apartments - Phase II in August 1996 and Hickory Creek Apartments in September 1996, resulting in gain on sales of both properties. The additional income resulting from the recovery of loss and gain on sales was partially offset by a provision for potential losses on real estate recognized for Butler Plaza Shopping Center during the quarter ended September 30, 1996. As a result, net income increased substantially during the nine months and quarter ended September 30, 1996, as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

The foreclosure of the Jonathan's Landing Apartments loan in July 1995 resulted in the cessation of interest income on loans receivable during 1996 as compared to 1995.

Income from operations of real estate held for sale represents the net operations of seven properties, three of which were sold during the third quarter of 1996. Original funds advanced by the Partnership total approximately $50,185,000 for the remaining four properties. The Partnership acquired the Jonathan's Landing Apartments in July 1995, which generated income during 1996.

This increase in income from the operations of real estate held for sale was partially offset for the nine months ended September 30, 1996 and fully offset for the quarter ended September 30, 1996 by the August 1996 sales of Sand Pebble Village Apartments - Phases I and II and the September 1996 sale of Hickory Creek Apartments.

As a result of higher cash balances due to proceeds received from the sales of Sand Pebble Village Apartments - Phases I and II in August 1996 and Hickory Creek Apartments in September 1996, interest income on short-term investments increased during the quarter ended September 30, 1996, as compared to the same period in 1995.

The Partnership incurred higher consulting, printing and postage costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of assessments of property operations. Determinations of fair value represent estimates based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $1,700,000 for potential losses on the Butler Plaza Shopping Center during the nine months ended September 30, 1996 to provide for the change in the estimate of the fair value of the property and no provisions during the same period in 1995. In addition, the Partnership recognized a recovery of loss on real estate of $2,080,943 as a result of the sale of Sand Pebble Village Apartments - Phase I in August 1996, of which $928,933 is the minority joint venture partner's share and wrote off $2,456,057 against the previously established loss allowance.

The Partnership sold Sand Pebble Village Apartments - Phase II in August 1996 and Hickory Creek Apartments in September 1996. As a result of the sales, the Partnership recognized gain on sales of $5,954,905, of which $1,097,289 represents the minority joint venture partner's share from the sale of Sand Pebble Village Apartments - Phase II. Additionally, in connection with the sale of Sand Pebble Village Apartments - Phase II, the Partnership incurred a prepayment penalty of $145,775 which was recognized as an extraordinary item and classified as debt extinguishment expense. The minority joint venture partner's share of the extraordinary item is $65,074.

The Jonathan's Landing Apartments is one of the properties owned by the Partnership through a joint venture with an affiliate. As a result of income recognized from operations of this property which was acquired through foreclosure in July 1995 and the recovery of loss on real estate and gain on sale recognized in connection with the sales of Sand Pebble Village Apartments
- Phases I and II, respectively, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $26,407,000 as of September 30, 1996, when compared to December 31, 1995. Cash flow of approximately $4,914,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income earned on short-term investments, net of the payment of administrative expenses. Cash received from investing activities of approximately $44,860,000 relates to proceeds received in connection with the sales of Sand Pebble Village Apartments - Phases I and II and Hickory Creek Apartments, net of selling costs, and proceeds received in connection with the land condemnation settlement at Butler Plaza, as described below. Financing activities consisted primarily of distributions to Partners of approximately $5,611,000, distributions of cash flow and sale proceeds to joint venture partners of approximately $12,721,000, the repayment of the $4,859,000 mortgage note payable on Sand Pebble Village Apartments - Phase II, principal payments on mortgage note payable of approximately $29,000 and a prepayment penalty of approximately $146,000 related to the sale of the Sand Pebble Village Apartments - Phase II. Additionally, the Partnership made a special distribution to the Limited Partners in October 1996 from proceeds received in connection with the three property sales.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II was the only property that had underlying debt prior to its sale in August 1996. All of the Partnership's properties generated positive cash flow during 1996 and 1995.

As of September 30, 1996, the occupancy rates of the Partnership's remaining residential properties, Jonathan's Landing Apartments and Whispering Hills Apartments, were 95% and 92%, respectively. The occupancy rates at the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center were 98% and 69%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership was awarded $303,300 in connection with the condemnation of a parcel of land at Butler Plaza, of which the Partnership has received $113,900 in 1996. The proceeds are recorded as a reduction of the carrying value of the property in the financial statements. The Partnership anticipates receiving the remaining proceeds during late 1996 or early 1997.

The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The net proceeds of the sale were $18,979,943, of which $10,507,296 was the Partnership's share. The sale proceeds were distributed to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid a prepayment penalty of $145,775 and paid $272,701 in selling costs. The net proceeds of the sale were $6,810,604 of which $3,770,350 was the Partnership's share. The sale proceeds were distributed to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Hickory Creek Apartments in an all cash sale for $14,300,000. From the proceeds of the sale, the Partnership paid $349,622 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until March 1997. After retaining an appropriate amount of working capital, the remainder of the proceeds were distributed to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The General Partner believes that the market for multifamily housing and office properties is favorable to sellers of these properties. As described above, the Partnership and an affiliate sold the Sand Pebble Village Apartments Phases I and II in August 1996. In addition, the Partnership sold the Hickory Creek Apartments in September 1996. Currently, the Partnership has entered into a contract to sell the Jonathan's Landing Apartments for a sale price of $21,300,000. Additionally, the General Partner is actively marketing the remaining properties in its portfolio. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

In October 1996, the Partnership paid $28,149,670 ($61.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $3.00 per Interest, a special distribution from Cash Flow reserves of $2.00 per Interest and a special distribution of Mortgage Reductions of $56.00 per Interest from the August sales of Sand Pebble Village Apartments - Phases I & II and the September sale of Hickory Creek Apartments. The level of the regular quarterly distribution remained unchanged from the amount distributed for the second quarter of 1996. In October 1996, the Partnership also paid $192,279 to the General Partner as its share of the Cash Flow distributed for the third quarter of 1996 and $64,093 as its contribution to the Early Investment Incentive Fund. Including the October 1996 distribution, Limited Partners have received $116.56 of Cash Flow from operations and a return of Original Capital of $94.49, totaling $211.05 per $250 Interest.

The Partnership expects to continue making cash distributions to Limited Partners from the Cash Flow generated by property operations and proceeds from future property sales less administrative expenses. The General Partner believes the Partnership has retained an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

During the nine months ended September 30, 1996, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 1,376 Interests from Limited Partners at a cost of $227,249.

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

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Hickory Creek Apartments
------------------------

As previously reported, on August 12, 1996, the Partnership contracted to sell Hickory Creek Apartments, Columbus, Ohio to an unaffiliated party, American Apartment Communities II, L.P., a Delaware limited partnership, for a sale price of $14,300,000. The sale closed September 13, 1996. From the proceeds of the sale, the Partnership paid $214,500 to an unaffiliated party as a brokerage commission and closing costs of $27,872. An affiliate of the third party providing property management services for the property received a fee of $107,250 for services rendered in connection with the sale. Additionally, pursuant to an agreement, the Partnership paid the purchaser $26,700 for deferred maintenance at the property. The Partnership received approximately $13,924,000 representing the remaining proceeds. Of such proceeds, $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 180 days after closing.

Jonathan's Landing Apartments
-----------------------------

As previously reported, a limited partnership in which the Partnership and an affiliate hold interests and which owns Jonathan's Landing Apartments, Kent, Washington, contracted to sell the property to an unaffiliated party, Commercial Ventures, Inc., a Delaware corporation, for a sale price of $22,000,000. Pursuant to a First Amendment to the Agreement of Sale, the Partnership and the purchaser have agreed to reduce the sale price to $21,300,000. In addition, the closing of the sale has been extended from October 12, 1996 to November 15, 1996.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 6, 1986 (Registration No. 33-01630) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-15528) are incorporated herein by reference.

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

(c)(i) Agreement of Sale and attachments thereto relating to the sale of Hickory Creek Apartments previously filed as Exhibit (10)(i) to the Registrant's Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(c)(ii) Letter Agreement dated August 14, 1996, relating to the sale of Hickory Creek Apartments is attached hereto.

(d)(i) Agreement of Sale and attachment thereto relating to the sale of Jonathan's Landing Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(d)(ii) First Amendment to the Agreement of Sale relating to the sale of Jonathan's Landing Apartments is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated August 30, 1996 was filed reporting the contract to sell the Jonathan's Landing Apartments in Kent, Washington.

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



                              By:  /s/ Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Mortgage Advisors-VII, the General Partner




Date:  November 13, 1996
      ---------------------------