Form 10-K
period 1996-12-31
BALCOR PENSION INVESTORS VII
filed 1997-03-31
CIK 783456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

Item 1. Business
----------------

Balcor Pension Investors-VII (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $115,367,500 from sales of Limited Partnership Interests. The Registrant's operations consists of an investment in one first mortgage loan and the operation of six properties, five of which were acquired through foreclosure. All financial information included in this report relates to this industry segment.

The Registrant originally funded eight loans. As a result of the repayments and foreclosures of seven loans, the Registrant had one loan in its portfolio as of December 31, 1996 which is accounted for as real estate held for sale. Five properties were acquired through foreclosure and one property adjacent to a property acquired through foreclosure was purchased. The Registrant sold four properties in 1996. As of December 31, 1996, the Registrant had two properties in its portfolio. See "Item 2. Properties" for additional information.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

Currently, office properties are attracting the most interest from real estate investors. While new apartment construction has been underway since 1995, the office sector has just entered its development phase in most markets and new construction is generally only proceeding with strong tenant pre-leasing. Occupancy rates are at their highest level in years, reaching the 90s in a vast number of markets. As a result, rents have finally begun to increase at rates well in excess of inflation in many markets around the country. As a result of these fundamentals, office properties have increasingly become in strong demand by investors. Values increased significantly during 1996 and are expected to do so again in 1997. Suburban properties are attracting attention as well. Still, office properties remain a highly volatile sector where one new build-to-suit office building for a major tenant could throw a market into relapse. In addition, office space is highly vulnerable to corporate restructuring and the growing "telecommuting" trend. The Registrant believes the combination of strong price increases and future volatility make this an excellent time to sell office assets.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

During 1996, the Registrant sold the Hickory Creek - Phases I and II, Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes. Currently, the Registrant has entered into contracts for the sale of the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center. See "Other Information", below, for additional information. The Registrant is actively marketing the Whispering Hills Apartments for sale. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to the lawsuit described in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

During August, September and November 1996, the Registrant sold the Sand Pebble Village - Phases I and II, Hickory Creek and Jonathan's Landing apartment complexes in all cash sales for $31,500,000, $14,300,000 and $21,300,000, respectively. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on January 1, 1997. The tender offer was made by First Trust Co., L.P. and stated that their primary motive in making the offer is to make a profit from the purchase of the interest. First Trust Co., L.P. is seeking to acquire up to 4.9% of the total interest outstanding of the Registrant.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on March 14, 1997. The tender offer was made by Madison Partnership Liquidity Investors XXII, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the interest. Madison Partnership Liquidity Investors XXII, LLC is seeking to acquire up to 4.9% of the total interest outstanding of the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact this tender offer or any future tender offers will have on the operations or management of the Registrant.

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

Other Information
------------------

U.S. West Direct Center Office Building
-----------------------------------------

As previously reported, on January 14, 1997, the Registrant contracted to sell the U.S. West Direct Center Office Building, Murray, Utah, to an unaffiliated party, Office Opportunity Fund III, L.P., a California limited partnership, for a sale price of $14,250,000. Pursuant to an amendment, the closing was extended from February 14, 1997 to April 15, 1997.

Butler Plaza Shopping Center
----------------------------

In 1986, the Registrant funded a $13,000,000 loan evidenced by promissory note and secured by a first mortgage on the Butler Plaza shopping center, Casselberry, Florida. In 1995 the Registrant obtained title to the property through foreclosure.

On March 25, 1997, the Registrant contracted to sell the property for a sale price of $5,500,000 to an unaffiliated party, Sterling Investment Co., Inc., a Florida corporation. The purchaser has deposited $200,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash at closing, scheduled to occur no later than April 30, 1997. From the proceeds of the sale, the Registrant will pay $137,500 to an affiliate of the third party providing property management services for the property as a brokerage commission. The Registrant will receive the remaining proceeds of approximately $5,362,500, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant directly owns the two properties described below, both of which are owned in fee simple.

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

The average occupancy rates and effective average rent per square foot for each of the last five years for the two commercial properties owned by the Registrant at December 31, 1996, are described below.

                        1996        1995       1994       1993       1992
                        ----        ----       ----       ----       ----
U.S. West Direct
  Occupancy rate        99%         93%         93%       100%       100%
  Effective rent       $13.02      $12.78     $13.55     $11.94     $11.85
Butler Plaza
  Occupancy rate        71%         84%         N/A        N/A        N/A
  Effective rent       $6.21       $6.64

The Butler Plaza Shopping Center was acquired by the Registrant through foreclosure in January 1995.

Information regarding tenants occupying 10% or more of the leasable square feet of each commercial property is provided below.

                                              Scheduled
                                                Lease     Lease
                            Square  Base Rent Expiration Renewal
  Property       Tenant      Feet   Per Annum    Date     Option
  ---------      -------    ------  ---------  -------   -------

U.S. West     Health        57,184  $785,012    6/1999      No
Direct Center Benefits
              (Health Care
              -Claims
              Benefits)
              U.S. West     25,029  $405,434    8/2001     Yes
              Direct
              (Telephone,
              Insurance
              Conglomerate)
Butler Plaza  Publix        34,000   $98,600    2/1998     Yes
              Supermarket
              (Grocery
              Store)

              Ross Dress    42,862  $201,232    1/2003     Yes
              for Less
              (Discount
              Department
              Store)

Real estate taxes incurred in 1996 for the above properties totaled $287,842.

The Federal tax basis of the Registrant's properties totaled $17,968,756 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over a useful life of 40 years using the straight-line method. Other minor assets are depreciated over the applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate held for sale.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in February 1997. All proceedings relating to this matter are now dismissed.

Proposed Class and Derivative Action Lawsuits
----------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", below.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 15,251.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                      ------------------------------------------------------
                         1996        1995       1994       1993       1992
                      ---------- ---------- ----------  ----------  ----------

Total income          $8,479,046 $7,382,764 $9,012,908  $7,000,942  $7,051,802
Recovery of losses on
  loans, real estate
  and accrued interest
  receivable           2,080,943       None   1,137,000       None        None
Provision for
  potential losses on
  loans, real estate
  and accrued interest
  receivable           3,935,000       None   1,137,000  4,150,000   3,000,000
Income before extra-
  ordinary item        7,248,516  5,424,542   6,238,369  2,400,958   2,319,684
Net income             7,167,815  5,424,542   6,238,369  2,400,958   2,319,684
Net income per
  Limited Partnership
  Interest                 13.97      10.58       12.17       4.68        4.52
Total assets          43,826,611 94,180,552  89,991,386 90,585,381  88,668,751
Mortgage note
  payable                   None  4,887,630   4,941,641  4,991,956        None
Distributions per
  Limited Partnership
  Interest (A)             72.16      20.48       12.00      12.00       16.00


(A) These amounts include distributions of original capital of $58.16, $11.48 and $4.00 per Limited Partnership Interest for the years 1996, 1995 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

During 1996, Balcor Pension Investors-VII (the "Partnership") sold the Hickory Creek, Sand Pebble Village - Phase II and Jonathan's Landing apartment complexes, and recognized significant gains for financial statement purposes in connection with these sales. In addition, the Partnership sold the Sand Pebble Village - Phase I Apartments and recognized a recovery of a previously established loss allowance related to this property. The Partnership also recognized a provision for potential losses related to the Butler Plaza Shopping Center. The combined effect of these events resulted in an increase in net income during 1996 as compared to 1995.

The Partnership recognized lower net income in 1995 as compared to 1994 due to a decrease in interest income on loans receivable as a result of a loan prepayment and three foreclosures in 1995 and 1994. The additional income recognized from the operations of real estate held for sale in 1995 partially offset the decrease in interest income on loans receivable. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Interest income on loans receivable ceased in July 1995 as a result of the foreclosure of the Jonathan's Landing Apartments' loan. As a result, interest income on loans receivable ceased during 1996 as compared to 1995.

Income from operations of real estate held for sale represents the net operations of seven properties, four of which were sold during 1996. Original funds advanced by the Partnership total approximately $37,775,000 for the three remaining properties. The Partnership sold the Sand Pebble Village - Phases I and II, Hickory Creek and Jonathan's Landing apartment complexes in August, September and November 1996, respectively. The property sales resulted in a decrease in income from operations of real estate held for sale of approximately $1,305,000 during 1996 as compared to 1995. The Partnership acquired the Jonathan's Landing Apartments through foreclosure in July 1995. The Partnership recognized its share of the additional income generated by the property in 1996 of approximately $503,000, which partially offset this decrease.

As a result of higher cash balances due to proceeds received from the 1996 property sales and held by the Partnership prior to distribution to Limited Partners in October 1996, interest income on short-term investments increased in 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically, but not less than annually, on the basis of assessments of property operations. Determinations of fair value represent estimates based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a provision of $3,935,000, a recovery of $2,080,943 and write off of $2,456,057 of a previously established loss allowance related to the Partnership's real estate held for sale. The recovery and write off were recognized in connection with the sale of the Sand Pebble Village - Phase I Apartments. The provision was recognized to provide for changes in the estimate of the fair value of the Butler Plaza Shopping Center. The Partnership did not recognize any provisions during 1995.

The Partnership incurred higher legal, consulting, printing, postage and investor processing costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

During 1996, the Partnership sold the Sand Pebble Village - Phase II, Hickory Creek and Jonathan's Landing apartment complexes. As a result, the Partnership recognized gains in connections with these sales totaling $8,104,310 for financial statement purposes.

As mentioned above, during 1996 the Partnership recognized gains of the sales of the Sand Pebble Village - Phase II and the Jonathan's Landing apartment complexes, the minority joint venture partner's share of which was $1,097,289 and $999,473, respectively. In addition, the Partnership recognized a recovery of a previously established loss allowance in connection with the sale of the Sand Pebble Village Apartments - Phase I, of which the minority joint venture partner's share was $928,725. The combined effect of these events resulted in an increase in affiliates' participation in income from joint ventures during 1996 as compared to 1995.

In connection with the sale of Sand Pebble Village Apartments - Phase II, the Partnership incurred a prepayment penalty of $145,775 which was recognized as an extraordinary item and classified as debt extinguishment expense. The minority joint venture partner's share of the extraordinary item is $65,074.

1995 Compared to 1994
---------------------

The prepayment of the Eastgate Village Mobile Home Park loan in July 1994 and the foreclosures of the Hickory Creek Apartments' loan in March 1994, the Butler Plaza Shopping Center loan in January 1995 and the Jonathan's Landing Apartments' loan in July 1995, resulted in a decrease in interest income on loans receivable during 1995 as compared to 1994.

Income from operations of real estate held for sale represents the net operations of the seven properties owned by the Partnership during 1995. Original funds advanced by the Partnership total approximately $77,360,000 for these seven properties. The Partnership acquired the Butler Plaza Shopping Center in January 1995 and the Jonathan's Landing Apartments in July 1995, both of which generated income during 1995. In addition, income from operations at Hickory Creek Apartments - Phases I and II increased substantially in 1995 as a result of maintenance expenditures which were deferred by the former owner of the property and then completed by the Partnership in 1994 after the foreclosure. These were the primary reasons for the increase in income from operations of real estate held for sale during 1995 as compared to 1994.

As a result of higher average cash balances in 1995 resulting from the discounted prepayment of the Eastgate Village Mobile Home Park loan in 1994 and higher interest rates in 1995, interest income on short-term investments increased during 1995 when compared to 1994. The proceeds from the Eastgate loan repayment were distributed in July 1995.

During 1994, the Partnership recognized a recovery of $1,137,000 relating to its loans, and recognized a provision of $1,137,000 related to the Sand Pebble Village Apartments - Phase I to provide for changes in the estimate of the fair value of this property.

Legal fees were incurred in 1994 in connection with the Whispering Hills Apartments' litigation and the foreclosures of the loans secured by the Butler Plaza Shopping Center and the Hickory Creek Apartments - Phases I and II. This was the primary reason for the decrease in administrative expenses during 1995 as compared to 1994.

The joint venture partner's share of income generated from the operations of the Jonathan's Landing Apartments, which was acquired through foreclosure in July 1995, and the recognition in 1994 of the joint venture partner's share of a loss provision related to the change in the estimate of the fair value of the Sand Pebble Village Apartments - Phase I, resulted in an increase in affiliates' participation in income from joint ventures during 1995 as compared to 1994.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $8,702,000 as of December 31, 1996, when compared to December 31, 1995 primarily due to the Partnership's share of the net proceeds received in connection with the sale of the Jonathan's Landing Apartments. In January 1997, the Partnership made a special distribution of $9,690,870 to Limited Partners consisting primarily of net proceeds received in connection with this sale. Cash flow of approximately $4,863,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income earned on short-term investments, net of the payment of administrative expenses and loan prepayment penalties. Cash received from investing activities consisted of net proceeds of approximately $65,249,000 received in connection with the 1996 property sales and approximately $114,000 of proceeds received in connection with the land condemnation settlement at Butler Plaza, as described below. Financing activities consisted primarily of distributions to Partners of approximately $34,018,000, distributions of Cash Flow and sale proceeds to joint venture partners of approximately $22,619,000, principal payments on the mortgage note payable of approximately $28,000, and the repayment of the $4,859,000 mortgage note payable in connection with the sale of the Sand Pebble Village Apartments - Phase II.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Sand Pebble Village Apartments - Phase II was the only property that had underlying debt prior to its sale in August 1996. During 1995 and 1996, the Whispering Hills Apartments, U.S. West Direct Center Office Building and Butler Plaza Shopping Center generated positive cash flow. In addition, during 1995 and prior to being sold in 1996, the Hickory Creek - Phases I and II, Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes also generated positive cash flow. As of December 31, 1996, the occupancy rates of the Partnership's remaining residential property, Whispering Hills Apartments, was 99%. The occupancy rates at the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center were 99% and 71%, respectively.

In 1996, the Partnership was awarded $303,200 in connection with the condemnation of a parcel of land at Butler Plaza, of which the Partnership has received $113,900. The proceeds are recorded as a reduction of the carrying value of the property in the financial statements. The Partnership expects to receive the remaining proceeds during the second quarter of 1997.

During 1996, the Partnership sold the Hickory Creek - Phases I and II, Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes. Currently, the Partnership has entered into contracts for the sale of the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center. See "Item 1. Other Information" for additional information. The Partnership is actively marketing the Whispering Hills Apartments for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuit described in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The net proceeds of the sale were $18,979,943, of which $10,509,194 was the Partnership's share. The sale proceeds were distributed to the Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid a prepayment penalty of $145,775 and paid $272,701 in selling costs. The net proceeds of the sale were $6,810,604 of which $3,771,031 was the Partnership's share. The sale proceeds were distributed to the Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Hickory Creek Apartments in an all cash sale for $14,300,000. From the proceeds of the sale, the Partnership paid $349,622 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until March 1997. The remainder of the proceeds were distributed to the Limited Partners in October 1996. The holdback was released in full in March 1997. See Note 10 of Notes to Financial Statements for additional information.

The Jonathan's Landing Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In November 1996, the joint venture sold the property in an all cash sale for $21,300,000. From the proceeds of the sale, the joint venture paid $796,475 in selling costs. The net proceeds of the sale were $20,503,525, of which $10,969,386 was the Partnership's share. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

The Partnership made four distributions in each of 1996, 1995 and 1994 totaling $72.16, $20.48 and $12.00 per Interest, respectively. See Financial Statements, Statements of Partners' Capital. Distributions per Interest were comprised of $14.00 of Cash Flow and $58.16 of Mortgage Reductions in 1996, $9.00 of Cash Flow and $11.48 of Mortgage Reductions for 1995 and $12.00 of Cash Flow in 1994. Distributions from Cash Flow increased in 1996 as compared to 1995 primarily due to a special distribution of $2.00 per Interest from Cash Flow reserves in October 1996 and the foreclosure of the Jonathan's Landing Apartments in July 1995. Distributions of Cash Flow decreased in 1995 as compared to 1994 due to the loan prepayment and foreclosures in 1995 and 1994. Distributions of Mortgage Reductions in 1996 represented proceeds received from the 1996 property sales. Distributions of Mortgage Reductions in 1995 represented proceeds received from the prepayment of the Eastgate Village Mobile Home Park loan in 1994.

In January 1997, the Partnership paid $11,075,280 ($24.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $3.00 per Interest for the fourth quarter of 1996, and a special distribution of Mortgage Reductions of $21.00 per Interest from the November 1996 sale of the Jonathan's Landing Apartments. The level of the regular quarterly distribution was consistent with the amount distributed for the third quarter of 1996. In January 1997, the Partnership also paid $115,367 to the General Partner as its share of the Cash Flow distributed for the fourth quarter of 1996 and $38,456 as its contribution to the Early Investment Incentive Fund. Including the January 1997 distribution, Limited Partners have received $119.56 of Cash Flow from operations and a return of Original Capital of $115.49, totaling $235.05 per $250 Interest. In February 1997, the General Partner made a settlement payment of $103,831 ($.22 per $250 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al.
v. Balcor Pension Investors, et. al. class action lawsuit. Future distributions will be made from remaining reserves and from future property sales, as to which there can be no assurances.

During 1996, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 8,680 Interests from Limited Partners at a cost of $971,568. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The reports of Ernst & Young LLP on the Partnership's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $3,026 in 1996 with respect to one of the executive officers and directors of Balcor Mortgage Advisors - VII, the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not intend to pay any remuneration to the remaining executive officers and directors of the General Partner. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Mortgage Advisors-VII, principally through the Early Investment Incentive Fund, and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership  18,457 Interests        4%
         Interest


Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 6, 1986 (Registration No. 33-01630) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts

(a)(i) Agreement of Sale and attachment thereto relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated January 14, 1997, is incorporated herein by reference.

(a)(ii) First Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, is attached hereto.

(a)(iii) Second Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, is attached hereto.

(a)(iv) Third Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, is attached hereto.

(b) Agreement of Sale and attachments thereto relating to the sale of Sand Pebble Village Apartments - Phase I previously filed as Exhibit (2)(a) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(c) Agreement of Sale and attachments thereto relating to the sale of Sand Pebble Village Apartments - Phase II previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated June 28, 1996, is incorporated herein by reference.

(d)(i) Agreement of Sale and attachments thereto relating to the sale of Hickory Creek Apartments previously filed as Exhibit (10)(i) to the Registrant's Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(d)(ii) Letter Agreement dated August 14, 1996, relating to the sale of Hickory Creek Apartments previously filed as Exhibit (10)(c)(ii) to the Registrant's Form 10-Q dated September 30, 1996 is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of Jonathan's Landing Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(e)(ii) First Amendment to the Agreement of Sale relating to the sale of Jonathan's Landing Apartments previously filed as Exhibit (10)(d)(ii) to the Registrant's Form 10-Q dated September 30, 1996 is incorporated herein by reference.

(f) Agreement of Sale and attachment thereto relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-15528), is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. previously filed as Exhibit (99) to the Registrant's Report on From 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VII


                         By: /s/Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal Accounting
                             Officer) of Balcor Mortgage
                             Advisors-VII, the General Partner

Date: March 28, 1997
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   ---------------------------------   --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors-VII, the General Partner  March 28, 1997
--------------------                                        --------------
  Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor Mortgage
 /s/Jayne A. Kosik       Advisors-VII, the General Partner  March 28, 1997
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-VII:

We have audited the accompanying balance sheets of Balcor Pension Investors-VII (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VII (An Illinois Limited Partnership) at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


                                        /s/Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.




Chicago, Illinois
March 26, 1997

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-VII:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Pension Investors-VII (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Pension Investors-VII for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        /s/Ernst & Young LLP

                                        ERNST & YOUNG LLP





Chicago, Illinois
March 14, 1995

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $  17,297,262    $   8,595,511
Escrow deposits                                                    80,519
Accounts and accrued interest receivable         411,712          188,638
Prepaid expenses                                  61,204          120,902
Deferred expenses, net of accumulated
  amortization of $177,082 in 1996 and
  $151,560 in 1995                                70,174           95,696
                                             ------------     ------------
                                              17,840,352        9,081,266
                                             ------------     ------------
Real estate held for sale (net of allowance
  of $3,935,000 in 1996 and $4,537,000        25,986,259       85,099,286
  in 1995)                                   ------------     ------------
                                           $  43,826,611    $  94,180,552
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     251,125    $     249,632
Due to affiliates                                 88,416           26,616
Accrued real estate taxes                        106,465          281,776
Security deposits                                 70,823          410,618
Mortgage note payable                                           4,887,630
                                             ------------     ------------
    Total liabilities                            516,829        5,856,272
                                             ------------     ------------
Commitments and contingencies

Affiliates' participation in joint ventures    3,584,170       21,748,967
Limited Partners' capital (461,470
  Interests issued and outstanding)           41,621,252       68,469,893
General Partner's deficit                     (1,895,640)      (1,894,580)
                                             ------------     ------------
    Total partners' capital                   39,725,612       66,575,313
                                             ------------     ------------
                                           $  43,826,611    $  94,180,552
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995, and 1994


                                    Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                 General       Limited
                                     Total       Partner       Partners
                                 ------------- ------------ --------------
Balance at December 31, 1993    $  70,977,710 $ (1,984,109)$   72,961,819

Cash distributions to:
  Limited Partners (A)             (5,537,640)                 (5,537,640)
  General Partner                    (615,292)    (615,292)
Net income for the year
  ended December 31, 1994           6,238,369      623,837      5,614,532
                                 ------------- ------------ --------------
Balance at December 31, 1994       71,063,147   (1,975,564)    73,038,711

Cash distributions to:
  Limited Partners (A)             (9,450,906)                 (9,450,906)
  General Partner                    (461,470)    (461,470)
Net income for the year
  ended December 31, 1995           5,424,542      542,454      4,882,088
                                 ------------- ------------ --------------
Balance at December 31, 1995       66,575,313   (1,894,580)    68,469,893

Cash distributions to:
  Limited Partners (A)            (33,299,674)                (33,299,674)
  General Partner                    (717,842)    (717,842)
Net income for the year
  ended December 31, 1996           7,167,815      716,782      6,451,033
                                 ------------- ------------ --------------
Balance at December 31, 1996    $  39,725,612 $ (1,895,640)$   41,621,252
                                 ============= ============ ==============



(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                     1996          1995          1994
                                 ------------- ---------------------------
                First Quarter           $3.00        $5.15          $3.00
                Second Quarter           5.16         2.00           3.00
                Third Quarter            3.00        10.33           3.00
                Fourth Quarter          61.00         3.00           3.00


The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994

                                     1996          1995         1994
                                 ------------- ------------ --------------
Income:
  Interest on loans
    receivable, net of
    amortization of loan
    application and processing
    fees of $156,676 in 1995,
    and $350,617 in 1994                      $    323,053 $    2,890,249
  Income from operations of
    real estate held for sale   $   5,629,880    6,431,686      4,608,100
  Interest on short-term
    investments                       768,223      628,025        377,559
  Recovery of losses on loans,
    real estate and accrued
    interest receivable             2,080,943                   1,137,000
                                 ------------- ------------ --------------
    Total income                    8,479,046    7,382,764      9,012,908
                                 ------------- ------------ --------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued interest
    receivable                      3,935,000                   1,137,000
  Administrative                      880,486      639,708        916,483
                                 ------------- ------------ --------------
    Total expenses                  4,815,486      639,708      2,053,483
                                 ------------- ------------ --------------
Income before gain on sales,
    affiliates' participation in
    income of joint ventures and
    extraordinary item              3,663,560    6,743,056      6,959,425
Gain on sales of real estate        8,104,310
Affiliates' participation in
    income of joint ventures       (4,519,354)  (1,318,514)      (721,056)
                                 ------------- ------------ --------------
Income before extaordinary
  item                              7,248,516    5,424,542      6,238,369
                                 ------------- ------------ --------------
Extraordinary item:
  Debt extinguishment expense        (145,775)
  Affiliate's participation in
    debt extinguishment expense        65,074
                                 -------------
      Total extraordinary item        (80,701)
                                 ------------- ------------ --------------
Net income                      $   7,167,815 $  5,424,542 $    6,238,369
                                 ============= ============ ==============
Income before extraordinary items
  allocated to General Partner  $     724,852 $    542,454 $      623,837
                                 ============= ============ ==============

Income before extraordinary items
  allocated to Limited Partners $   6,523,664 $  4,882,088 $    5,614,532
                                 ============= ============ ==============
Income before extraordinary
  items per Limited Partnership
  Interest (461,470 issued
  and outstanding)              $       14.13 $      10.58 $        12.17
                                 ============= ============ ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

                                      1996         1995           1994
                                 ------------- ------------ --------------
Extraordinary item allocated to
  General Partner               $      (8,070)        None           None
                                 ============= ============ ==============
Extraordinary item allocated to
  Limited Partners              $     (72,631)        None           None
                                 ============= ============ ==============
Extraordinary item allocated per
  Limited Partnership Interest
  (461,470 issued and
  outstanding)                  $       (0.16)        None           None
                                 ============= ============ ==============
Net income allocated to
  General Partner               $     716,782 $    542,454 $      623,837
                                 ============= ============ ==============
Net income allocated to
  Limited Partners              $   6,451,033 $  4,882,088 $    5,614,532
                                 ============= ============ ==============
Net income allocated per Limited
  Partnership Interest (461,470
  issued and outstanding)       $       13.97 $      10.58 $        12.17
                                 ============= ============ ==============




The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994


                                     1996          1995         1994
                                 ------------- ------------ --------------
Operating activities:
  Net income                    $   7,167,815 $  5,424,542 $    6,238,369
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Affiliates'
        participation in income
        of joint ventures           4,519,354    1,318,514        721,056
      Affiliate's participation
        in debt extinquishment
        expense                       (65,074)
      Gain on sales of
        real estate                (8,104,310)
      Amortization of
        deferred expenses              25,522       26,849         34,487
      Amortization of loan
        application and
        processing fees                            156,676        350,617
      Recovery of losses on
        loans, real estate and
        accrued interest
        receivable                                             (1,137,000)
      Recovery of loss on
        real estate                (2,080,943)
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable         3,935,000                   1,137,000
      Payment of leasing
        commissions                                (68,662)
      Net change in:
        Escrow deposits                80,519        2,312        (22,241)
        Accounts and accrued
          interest receivable        (223,074)      99,754        401,194
        Prepaid expense                59,698     (120,902)
        Accounts payable                1,493       35,590        (98,993)
        Due to affiliates              61,800      (43,236)        (4,217)
        Accrued liabilities          (175,311)      22,004        174,510
        Security deposits            (339,795)      35,923        164,066
                                 ------------- ------------ --------------
  Net cash provided by
    operating activities            4,862,694    6,889,364      7,958,848
                                 ------------- ------------ --------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

                                      1996         1995           1994
                                 ------------- ------------ --------------

Investing activities:
  Proceeds relating to land
    condemnation                $     113,900
  Proceeds from sales of
    real estate                    67,100,000
  Payment of selling costs         (1,850,620)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                       $   (283,490)
  Improvements to properties                               $    (114,721)
  Collection of principal payments
    on loan receivable                                          6,789,760
  Proceeds from litigation
    settlement                                                  1,000,000
                                 ------------- ------------ --------------
  Net cash provided by or (used
    in) investing activities       65,363,280     (283,490)     7,675,039
                                 ------------- ------------ --------------
Financing activities:
  Distributions to Limited
    Partners                      (33,299,674)  (9,450,906)    (5,537,640)
  Distributions to General
    Partner                          (717,842)    (461,470)      (615,292)
  Distributions to joint
    venture partners -
    affiliates                    (22,619,077)  (1,238,784)    (1,479,385)
  Repayment of mortgage
    note payable                   (4,859,155)     (54,011)       (50,315)
  Principal payments on mortgage
    note payable                      (28,475)
                                 ------------- ------------ --------------
  Cash used in financing
    activities                    (61,524,223) (11,205,171)    (7,682,632)
                                 ------------- ------------ --------------
Net change in cash and cash
  equivalents                       8,701,751   (4,599,297)     7,951,255
Cash and cash equivalents at
  beginning of year                 8,595,511   13,194,808      5,243,553
                                 ------------- ------------ --------------
Cash and cash equivalents at
  end of year                   $  17,297,262 $  8,595,511 $   13,194,808
                                 ============= ============ ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-VII (the "Partnership") is engaged principally in the operation of residential, commercial and retail real estate located in various markets within the United States.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Sand Pebble Village - Phases I and II, Hickory Creek and Jonathan's Landing apartment complexes. Currently, the Partnership has entered into contracts for the sale of the U.S. West Direct Center Office Building and Butler Plaza Shopping Center. The Partnership is actively marketing the Whispering Hills Apartments for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 13 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(b) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value are recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

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

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Several reclassifications have been made to the previously reported 1994 financial statements to conform with the classification used in 1996 and 1995, including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 results.

4. Partnership Agreement:

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

Amounts placed in the Fund were available, at the sole discretion of the General Partner and subject to certain limitations, to be used to repurchase Interests from existing Limited Partners. During 1996, the Fund repurchased 8,680 Interests at a cost of $971,568. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. All repurchases of Interests were made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund and were available to repurchase additional Interests.

5. Investment in Loan Receivable:

The Jonathan's Landing loan receivable was on non-accrual status in 1994 and prior to the foreclosure of the property in 1995. Loans, and loans whose payment terms have been restructured, were thereafter referred to as impaired loans. Interest income relating to impaired loans would have been approximately $480,000 in 1995 and $1,001,000 in 1994. Interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $480,000 ($567,000 cash basis) in 1995 and $1,001,000 ($994,000 cash basis) in 1994.

6. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1996 is described in the table below.

                                    1996          1995          1994
                                ------------  -----------    -----------
  Loans:
   Balance at beginning of
    year                               None  $ 1,166,260    $ 5,854,326
   Recovery of provision
    previously charged
    to income                          None         None    (1,137,000)
   Direct write-off of
    loans against allowance            None  (1,166,260)    (3,551,066)
                                ------------  -----------    -----------
   Balance at the end of
     the year                          None         None    $ 1,166,260
                                ============  ===========    ===========
  Real Estate Held for Sale:
   Balance at beginning of
    year                        $ 4,537,000  $ 4,537,000    $ 3,400,000
   Provision charged to
    income                        3,935,000          None     1,137,000
   Recovery of provision
    previously charged
    to income                    (2,080,943)         None          None
   Direct write-off of
    loans against allowance      (2,456,057)         None          None
                                -----------   -----------    -----------
   Balance at the end of
     the year                   $ 3,935,000  $ 4,537,000    $ 4,537,000
                                ===========   ===========    ===========

7. Mortgage Note Payable:

At December 31, 1995, the loan collateralized by the Sand Pebble Village Apartments - Phase II had a balance of $4,887,630. In connection with the sale of the property in August 1996, $4,859,155 of the proceeds from the sale was paid to the first mortgage holder in full satisfaction of the loan. During 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $202,127 and $349,613, respectively. See Note 10 of Notes to Financial Statements for additional information.

8. Management Agreements:

As of December 31, 1996, all of the remaining properties owned by the Partnership are managed by third-party management companies. These management agreements provide for annual fees of 5% of gross operating receipts for the residential property and a range of 3% to 6% of gross operating receipts for commercial properties.

9. Transactions with Affiliates:

Commissions, fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $41,703  $2,453  $17,013    None  $71,178  $2,264
Property management fees None None None None 477,796 None Reimbursement of expenses to the General Partner
  at cost:
    Accounting             15,468  10,460   41,452  $4,120   70,376  16,061
    Data processing         3,531   2,388   29,144   3,158   49,777  10,164
    Investor communica-
      tions                  None    None    9,035    None   22,578   7,610
    Legal                  11,735   7,936   11,955   1,525    8,591   2,647
    Portfolio management   80,149  54,197  129,125  17,813   59,323  25,221
    Other                  16,240  10,982    9,075    None   17,005   5,885


Allegiance Realty Group, Inc., an affiliate of the General Partner managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $23,141, $66,840 and $99,135 for 1996, 1995 and 1994, respectively.

10. Property Sales:

(a) The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 55.37% and 44.63%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The basis of the property was $21,436,000. The Partnership recognized no gain or loss on the sale of this property for financial statement purposes. The Partnership recognized a recovery of the loss allowance of $2,080,943, of which $928,725 is the minority joint venture partner's share. In addition, the Partnership wrote off $2,456,057 against the previously established loss allowance.

(b) The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 55.37% and 44.63%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan and $272,701 in selling costs. The basis of the property was $9,357,449. For financial statement purposes, the Partnership recognized a gain of $2,458,085 from the sale of this property, of which $1,097,043 is the minority joint venture partner's share.

(c) In September 1996, the Partnership sold the Hickory Creek Apartments in an all cash sale for $14,300,000. From the proceeds of the sale, the Partnership paid $349,622 in selling costs. The basis of the property was $10,453,558. For financial statement purposes, the Partnership recognized a gain of $3,496,820 from the sale of this property.

(d) The Jonathan's Landing Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 53.50% and 46.50%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $21,300,000. From the proceeds of the sale, the joint venture paid $796,475 in selling costs. The basis of the property was $18,354,120. For financial statement purposes, the Partnership recognized a gain of $2,149,405 from the sale of this property, of which $999,473 is the minority joint venture partner's share.

11. Affiliates' Participation in Joint Ventures:

(a) The Partnership has classified the first mortgage loan investment collateralized by the Whispering Hills Apartments as real estate held for sale. This investment is owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses are allocated 75% to the Partnership and 25% to the affiliate.

(b) The Sand Pebble Village - Phases I and II apartment complexes were owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 55.37% to the Partnership and 44.63% to the affiliate. The joint venture sold these properties during 1996. See Note 10 of Notes to Financial Statements for additional information.

(c) Jonathan's Landing Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 53.5% to the Partnership and 46.5% to the affiliate. The joint venture sold this property during 1996. See Note 10 of Notes to Financial Statements for additional information.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Distributions of $22,619,077, $1,238,784 and $1,479,385 were made to the joint venture partners during 1996, 1995 and 1994, respectively. In addition, the minority joint venture partner of the Sand Pebble Village - Phase I Apartments was allocated its share of a recovery of a previously established loss allowance during 1996 of $928,725 and was also allocated its share of a provision for potential losses during 1994 of $512,000. During 1996, the minority joint venture partner of the Sand Pebble Village - Phase II and Jonathan's Landing apartment complexes was allocated its share of the gains on the sales of these properties of $1,097,043 and $999,473, respectively.

12. Real Estate Held for Sale:

(a) The Partnership acquired the following properties through foreclosure:
Jonathan's Landing Apartments was acquired in July 1995 and sold in November 1996; Butler Plaza Shopping Center was acquired in January 1995 and classified as real estate held for sale at December 31, 1994; and Hickory Creek Apartments
- Phases I and II was acquired in March 1994 and sold in September 1996. The Partnership recorded the costs of the properties at $18,299,740 in 1995 and $9,100,000 in 1994. These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership increased the basis of the properties by $283,490 in 1995 for costs incurred in connection with the foreclosures. At the date of foreclosure, each property was transferred to real estate held for sale at its fair value, net of allowances previously recorded.

(b) In 1996, the Partnership was awarded $303,200 in connection with the condemnation of a parcel of land at Butler Plaza, of which the Partnership has received $113,900. The proceeds are recorded as a reduction of the carrying value of the property in the financial statements. The Partnership expects to receive the remaining proceeds during the second quarter of 1997.

13. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

14. Settlement of Litigation:

A settlement has received final approval by the court in November 1996 in the class action, Paul Willams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The settlement had no material impact on the Partnership.

15. Fair Value of Financial Instruments:

As of December 31, 1996 and 1995, the carrying amounts of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates fair value.

As of December 31, 1995, the fair value of the mortgage note payable approximated the carrying value, based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities.

16. Extraordinary Item:

In connection with the sale of Sand Pebble Village Apartments - Phase II in August 1996, the joint venture paid a prepayment penalty in the amount of $145,775 which was recognized as an extraordinary item and classified as debt extinguishment expense. The minority joint venture partner's share of the extraordinary item is $65,074.

17. Subsequent Events:

(a) In January 1997, the Partnership paid $11,075,280 ($24.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular distribution from Cash Flow of $3.00 per Interest for the fourth quarter of 1996, and a special distribution of Mortgage Reductions of $21.00 per Interest from the November 1996 sale of the Jonathan's Landing Apartments.

(b) In February 1997, the General Partner made a settlement payment of $103,831 ($.22 per $250 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. class action lawsuit.