Form 10-Q
period 1997-03-31
BALCOR PENSION INVESTORS VII
filed 1997-05-13
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   6,610,447  $  17,297,262
Accounts and accrued interest receivable           601,334        411,712
Prepaid expenses                                    20,230         61,204
Deferred expenses, net of accumulated
  amortization of $182,038 in 1997 and
  $177,082 in 1996                                 210,706         70,174
                                             -------------- --------------
                                                 7,442,717     17,840,352
                                             -------------- --------------
Real estate held for sale (net of allowance
  of $3,935,000 in 1997 and 1996)               25,986,259     25,986,259
                                             -------------- --------------
                                             $  33,428,976  $  43,826,611
                                             ============== ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $     224,282  $     251,125
Due to affiliates                                   86,224         88,416
Accrued real estate taxes                          231,658        106,465
Security deposits                                   70,823         70,823
                                             -------------- --------------
     Total liabilities                             612,987        516,829
                                             -------------- --------------

Commitments and contingencies

Affiliates' participation in joint venture       3,608,971      3,584,170

Limited Partners' capital (461,470
  Interests issued and outstanding)             31,074,315     41,621,252
General Partner's deficit                       (1,867,297)    (1,895,640)
                                             -------------- --------------
    Total partners' capital                     29,207,018     39,725,612
                                             -------------- --------------
                                             $  33,428,976  $  43,826,611
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                   1997           1996
                                             -------------- --------------
Income:
  Income from operations of real estate
    held for sale                            $     837,434  $   2,203,981
  Interest on short-term investments               114,949        111,678
                                             -------------- --------------
    Total income                                   952,383      2,315,659
                                             -------------- --------------

Expenses:
  Administrative                                   191,704        138,713
                                             -------------- --------------
    Total expenses                                 191,704        138,713
                                             -------------- --------------
Income before affiliates' participation
    in income of joint ventures                    760,679      2,176,946
Affiliates' participation in income of
    joint ventures                                 (92,699)      (564,019)
                                             -------------- --------------
Net income                                   $     667,980  $   1,612,927
                                             ============== ==============
Net income allocated to General Partner      $      66,798  $     161,293
                                             ============== ==============
Net income allocated to Limited Partners     $     601,182  $   1,451,634
                                             ============== ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)           $        1.30  $        3.15
                                             ============== ==============

Distribution to General Partner              $     153,823  $     153,823
                                             ============== ==============
Settlement Distribution to Limited Partners  $      72,839           None
                                             ============== ==============
Distribution to Limited Partners             $  11,075,280  $   1,384,410
                                             ============== ==============
Distribution per Limited Partnership
  Interest (461,470 issued and outstanding)  $       24.00  $        3.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $     667,980  $   1,612,927
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Affiliates' participation in income
        of joint ventures                           92,699        564,019
      Amortization of deferred expenses              4,956          6,712
      Payment of leasing commissions              (145,488)
      Net change in:
        Escrow deposits                                           (91,909)
        Accounts and accrued interest
          receivable                              (189,622)       (41,427)
        Prepaid expenses                            40,974         91,332
        Accounts payable                           (26,843)       (13,115)
        Due to affiliates                           (2,192)        20,009
        Accrued real estate taxes                  125,193        257,847
        Security deposits                                          14,705
                                             -------------- --------------
  Net cash provided by operating activities        567,657      2,421,100
                                             -------------- --------------

Financing activities:
  Distribution to Limited Partners             (11,148,119)    (1,384,410)
  Distribution to General Partner                 (153,823)      (153,823)
  Contribution by General Partner                  115,368
  Distribution to joint venture partners -
    affiliates                                     (67,898)      (236,194)
  Principal payments on mortgage note
    payable                                                       (14,111)
                                             -------------- --------------
  Net cash used in financing activities        (11,254,472)    (1,788,538)
                                             -------------- --------------
Net change in cash and cash equivalents        (10,686,815)       632,562
Cash and cash equivalents at beginning of
  year                                          17,297,262      8,595,511
                                             -------------- --------------
Cash and cash equivalents at end of period   $   6,610,447  $   9,228,073
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During April 1997, the Partnership sold the U.S. West Direct Center Office Building. Currently, the Partnership has entered into contracts for the sales of the Butler Plaza Shopping Center and the loan collateralized by the Whispering Hills Apartments, which is accounted for as real estate held for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1997 are:

                                        Paid       Payable
                                    ------------  ---------
   Mortgage servicing fees            $7,359       $2,453
   Reimbursement of expenses to
     the General Partner, at cost     20,219       83,771

The General Partner made a contribution of $115,368 in connection with the settlement of certain litigation as further discussed in Note 5 of Notes to Financial Statements.

4. Contingency:

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

5.  Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $115,368 to the Partnership, of which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $103,831 ($0.22 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $30,992 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

6. Subsequent Events:

(a) In April 1997, the Partnership paid $4,568,553 ($9.90 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular distribution from Cash Flow of $1.00 per Interest for the first quarter of 1997, and a special distribution of $8.90 per Interest from remaining available net proceeds from the 1996 property sales.

(b) In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. From the proceeds of the sale, the Partnership paid $324,819 in selling costs. The basis of the property was $6,442,615. For financial statement purposes, the Partnership will recognize a gain of approximately $7,483,000 from the sale of the property during the second quarter of 1997.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. The Partnership sold four properties during 1996. As of March 31, 1997, one loan, the Whispering Hills loan which is accounted for as real estate held for sale, remained outstanding in the Partnership's portfolio, and the Partnership owned two additional properties. The Partnership sold the U.S. West Direct Center Office Building in April 1997.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership sold the Hickory Creek - Phases I and II, Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes in 1996, which were generating income from operations prior to their sales. As a result, net income decreased during the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. At March 31, 1997, the Partnership was operating three properties. Original funds advanced by the Partnership total approximately $37,775,000 for these properties. The Partnership sold four properties during 1996, which were generating income from operations prior to their sales. As a result, income from operations of real estate held for sale decreased during 1997 as compared to 1996.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership, as well as related legal costs, which were accounted for as administrative expenses. See Note 5 of Notes to Financial Statements for additional information. The Partnership also incurred increased printing and postage costs in connection with its responses to tender offers during the first quarter of 1997. As a result, administrative expenses increased during 1997 as compared to 1996.

The Jonathan's Landing and Sand Pebble Village Phases I and II apartment complexes were both owned by joint ventures with affiliates. As a result of the sales of these properties during 1996, affiliate's participation in income of joint ventures related to these properties ceased during 1996. Affiliates' participation in income from joint venture during 1997 represents the operations of the Whispering Hills Apartments, which remained relatively unchanged compared to 1996 operations.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $10,687,000 as of March 31, 1997, when compared to December 31, 1996 primarily due to the special distribution in January 1997 from the Partnership's share of net proceeds received in connection with the sale of the Jonathan's Landing Apartments. Cash flow of approximately $568,000 was provided by operating activities consisting of cash flow from the operations of the Partnership's properties and interest income earned on short-term investments, net of the payment of administrative expenses. Financing activities consisted primarily of the payment of a distribution to Limited Partners of approximately $11,148,000. In addition, in April 1997 the Partnership made a distribution of $4,568,553 to Limited Partners primarily from remaining available net proceeds from the 1996 property sales.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1997 and 1996, the Whispering Hills Apartments, U.S. West Direct Center Office Building and Butler Plaza Shopping Center generated positive cash flow. Sand Pebble Village Apartments - Phase II was the only property that had underlying debt prior to its sale in 1996. The Hickory Creek - Phase I and II, Sand Pebble Village - Phase I and II and Jonathan's Landing apartment complexes generated positive cash flow prior to their sales in 1996. As of March 31, 1997, the occupancy rate of the Partnership's remaining residential property, Whispering Hills Apartments, was 98%. The occupancy rates at the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center were 99% and 71%, respectively.

The Partnership sold four properties in 1996. During April 1997, the Partnership sold the U.S. West Direct Center Office Building. Currently, the Partnership has entered into a contract for the sale of the Butler Plaza Shopping Center for a sale price of $5,500,000. The Partnership and the affiliated joint venture partner entered into a contract for the sale of the loan collateralized by the Whispering Hills Apartments for a sale price of $17,200,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. From the proceeds of the sale, the Partnership paid $324,819 in selling costs. Pursuant to the terms of the sale, $1,100,000 of the proceeds is held in escrow and is expected to be returned to the Partnership prior to November 1997. The remainder of the proceeds is expected to be distributed to the Limited Partners in 1997. See Note 6 of Notes to the Financial Statements for additional information.

Pursuant to the sale agreement for the Hickory Creek Apartments, $250,000 of the proceeds was retained by the Partnership and was unavailable for distribution until March 1997, at which time the funds were released in full to the Partnership.

In February 1997, the General Partner made a settlement payment of $103,831 ($0.22 per $250 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al class action lawsuit. The General Partner made a contribution of $115,368 to the Partnership from which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. Of the total settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements.
The remaining portion of the settlement of $30,992 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In April 1997, the Partnership paid $4,568,553 ($9.90 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $1.00 per Interest for the first quarter of 1997, and a special distribution of Mortgage Reductions of $8.90 per Interest from remaining available proceeds from the 1996 property sales. The level of the regular quarterly distribution from Cash Flow was lower than the amount distributed for the fourth quarter of 1996 due to the 1996 property sales. The Partnership will distribute available proceeds from the sale of the remaining properties; however, it is not expected that regular quarterly distributions from Cash Flow will be made. In April 1997, the Partnership also paid $38,456 to the General Partner as its share of the Cash Flow distributed for the first quarter of 1997 and $12,819 as its contribution to the Early Investment Incentive Fund. Including the April 1997 distribution, Limited Partners have received $120.56 of Cash Flow from operations and a return of Original Capital of $124.39, totaling $244.95 per $250 Interest.

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

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

U.S. West Office Building
-------------------------

As previously reported, on January 14, 1997, the Partnership contracted to sell the U.S. West Office Building, Murray, Utah to an unaffiliated party, Office Opportunity Fund III, L.P., a California limited partnership. The purchaser assigned its right under the agreement of sale to an affiliate, 5300 South Associates, LLC, and the sale closed on April 15, 1997. The sale price was $14,250,000. From the proceeds of the sale, the Partnership paid closing costs of $39,819, and a brokerage commission of $285,000 to an affiliate of the third party which managed the property. The Partnership received approximately $13,925,181 representing the remaining proceeds. Of such proceeds, $1,100,000 is held in escrow and is expected to be returned to the Partnership prior to November 1997.

Butler Plaza Shopping Center
----------------------------

As previously reported, on March 25, 1997, the Partnership contracted to sell the Butler Plaza Shopping Center, Casselberry, Florida to an unaffiliated party, Sterling Investment Co., Inc. a Florida corporation, for a sale price of $5,500,000. The closing of the sale was extended from April 30, 1997 to May 14, 1997. In addition, the purchaser will receive a $300,000 credit in connection with a condemnation at the property.

Whispering Hills Apartments
--------------------------

In 1987, the Partnership and an affiliate (together, the "Participants"), funded a $15,700,000 first mortgage loan (the "Loan") collateralized by a first mortgage on the Whispering Hills Apartments, Overland Park, Kansas. The Partnership funded $11,775,000 (75%) of the Loan. The Participants subsequently funded an additional $4,889,508 towards the Loan, of which $3,786,800 was contributed by the Partnership. In 1994, pursuant to the settlement of a lawsuit relating to the property, the Participants received from the borrower a $1,125,000 payment, which was applied to the outstanding principal amount of the loan, $843,750 of which was the Partnership's share.

Pursuant to an agreement (the "Agreement") dated March 15, 1989, the Participants have the right to negotiate a sale of the property to a third party. Unless the borrower purchases the Loan for a sale price equal to the proposed sale price of the property, the borrower is obligated to agree to any such sale provided further that the proposed sale price exceeds the then appraised value of the property.

The Participants have marketed the property for sale and the best offer received was for $17,200,000. The borrower has exercised its option and on May 6, 1997 the Participants entered into a contract (the "Loan Contract") to sell the Loan to the current owners of the property for a sale price of $17,200,000 plus the property's net cash flow for the period May 1 through the closing date, as defined below. Pursuant to the terms of the Loan Contract, the Participants have written down the outstanding principal balance of the Loan to $17,200,000, representing a write-off of $2,264,508. The owner has deposited $350,000 into an escrow account as earnest money. The remainder of the sale price is payable in cash at closing, scheduled for May 30, 1997. From the proceeds of the sale, the Participants will pay a sale commission to an unaffiliated party which provided property management services for other properties owned by the Partnership of $344,000. The Participants will receive the remaining sale proceeds of $16,856,000, less closing costs, of which the Partnership's share is expected to be $12,642,000. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

It is possible that the owners may fail to complete the purchase of the Loan. In such event, the Participants intend to proceed with a sale of the property to the third party. The Participants also have the option to proceed with a foreclosure of the property.


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

(a)(ii) First Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(ii) to the Registrant's Form 10-K dated December 31, 1996, is incorporated herein by reference.

(a)(iii) Second Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(iii) to the Registrant's Form 10-K dated December 31, 1996, is incorporated herein by reference.

(a)(iv) Third Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (10)(a)(iv) to the Registrant's Form 10-K dated December 31, 1996, is incorporated herein by reference.

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

(f)(i) Agreement of Sale and attachment thereto relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f) to the Registrant's Form 10-K dated December 31, 1996, is incorporated herein by reference.

(f)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, is attached hereto.

(g) Agreement to Purchase Loan Documents relating to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, is attached hereto.

(27) Financial Data Schedule of the Registrant for the three months ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

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




Date:  May 13, 1997
      ---------------