Form 10-Q
period 1997-06-30
BALCOR PENSION INVESTORS VII
filed 1997-08-13
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                                  -------------
                                      OR

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

                                    BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $  35,767,024  $  17,297,262
Accounts and accrued interest receivable           755,157        411,712
Escrow deposits                                  1,100,000
Prepaid expenses                                                   61,204
Deferred expenses, net of accumulated
  amortization of $177,082 in 1996                                 70,174
                                             -------------- --------------
                                                37,622,181     17,840,352
                                             -------------- --------------

Real estate held for sale (net of
  allowance of $3,935,000 in 1996)                             25,986,259
                                             -------------- --------------
                                             $  37,622,181  $  43,826,611
                                             ============== ==============

                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     228,578  $     251,125
Due to affiliates                                  106,436         88,416
Due to affiliate - joint venture partner         4,176,066
Accrued real estate taxes                                         106,465
Security deposits                                                  70,823
                                             -------------- --------------
     Total liabilities                           4,511,080        516,829
                                             -------------- --------------
Commitments and contingencies

Affiliates' participation in joint venture                      3,584,170

Limited Partners' capital (461,470
  Interests issued and outstanding)             33,102,155     41,621,252
General Partner's capital (deficit)                  8,946     (1,895,640)
                                             -------------- --------------
    Total partners' capital                     33,111,101     39,725,612
                                             -------------- --------------
                                             $  37,622,181  $  43,826,611
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997          1996
                                             -------------- --------------
Income:
  Income from operations of real estate
    held for sale                            $     905,888  $   4,071,460
  Interest on short-term investments               335,429        209,564
  Recovery of losses on real estate                 95,250
                                             -------------- --------------
    Total income                                 1,336,567      4,281,024
                                             -------------- --------------

Expenses:
  Administrative                                   391,191        476,594
                                             -------------- --------------
    Total expenses                                 391,191        476,594
                                             -------------- --------------
Income before gain on sales and affiliates'
  participation in income of joint ventures        945,376      3,804,430
Gain on sales of real estate                     8,906,309
Affiliates' participation in
  income of joint ventures                        (659,794)    (1,059,456)
                                             -------------- --------------
Net income                                   $   9,191,891  $   2,744,974
                                             ============== ==============
Net income allocated to General Partner      $   1,994,316  $     274,497
                                             ============== ==============
Net income allocated to Limited Partners     $   7,197,575  $   2,470,477
                                             ============== ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)           $       15.60  $        5.35
                                             ============== ==============
Distributions to General Partner             $     205,098  $     307,646
                                             ============== ==============
Settlement Distribution to Limited Partners  $      72,839           NONE
                                             ============== ==============
Distributions to Limited Partners            $  15,643,833  $   3,765,595
                                             ============== ==============
Distributions per Limited Partnership
  Interest (461,470 issued and outstanding)  $       33.90  $        8.16
                                             ============== ==============



The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                             -------------- --------------
Income:
  Income from operations of real estate
    held for sale                            $      68,454  $   1,867,479
  Interest on short-term investments               220,480         97,886
  Recovery of losses on real estate                 95,250
                                             -------------- --------------
    Total income                                   384,184      1,965,365
                                             -------------- --------------
Expenses:
  Administrative                                   199,487        337,881
                                             -------------- --------------
    Total expenses                                 199,487        337,881
                                             -------------- --------------
Income before gain on sales and affiliates'
  participation in income of joint ventures        184,697      1,627,484
Gain on sales of real estate                     8,906,309
Affiliates' participation in
  income of joint ventures                        (567,095)      (495,437)
                                             -------------- --------------
Net income                                   $   8,523,911  $   1,132,047
                                             ============== ==============
Net income allocated to General Partner      $   1,927,518  $     113,204
                                             ============== ==============
Net income allocated to Limited Partners     $   6,596,393  $   1,018,843
                                             ============== ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)           $       14.30  $        2.20
                                             ============== ==============
Distribution to General Partner              $      51,275  $     153,823
                                             ============== ==============
Distribution to Limited Partners             $   4,568,553  $   2,381,185
                                             ============== ==============
Distribution per Limited Partnership Interest
  (461,470 issued and outstanding)           $        9.90  $        5.16
                                             ============== ==============



The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                               ------------ --------------

Operating activities:
  Net income                                 $   9,191,891  $   2,744,974
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on sales of real estate              (8,906,309)
      Affiliates' participation in income
        of joint ventures                          659,794      1,059,456
      Amortization of deferred expenses            215,662         13,424
      Recovery of losses on real estate            (95,250)
      Payment of leasing commissions              (145,488)
      Net change in:
        Escrow deposits                                            (5,945)
        Accounts and accrued interest
          receivable                               210,805        (43,259)
        Prepaid expenses                            61,204       (232,256)
        Accounts payable                           (22,547)        57,471
        Due to affiliates                           18,020         18,037
        Accrued real estate taxes                 (106,465)        69,574
        Security deposits                          (70,823)        20,480
                                               ------------ --------------
  Net cash provided by operating
    activities                                   1,010,494      3,701,956
                                               ------------ --------------

Investing activities:
  Proceeds from sales of real estate            35,900,000
  Payment of selling costs                      (1,096,914)
  Escrow related to property sale               (1,100,000)
  Proceeds relating to land condemnation                          113,900
  Improvements to properties                      (369,518)
                                               ------------ --------------
  Net cash provided by investing activities     33,333,568        113,900
                                               ------------ --------------

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                    1997          1996
                                                 ---------   --------------
Financing activities:
  Distributions to Limited Partners            (15,716,672)    (3,765,595)
  Distributions to General Partner                (205,098)      (307,646)
  Contribution by General Partner                  115,368
  Distributions to joint venture partners -
   affiliates                                     (67,898)      (868,387)
  Principal payments on mortgage note
    payable                                                       (28,475)
                                               ------------ --------------
  Net cash used in financing activities        (15,874,300)    (4,970,103)
                                               ------------ --------------
Net change in cash and cash equivalents         18,469,762     (1,154,247)
Cash and cash equivalents at beginning
  of year                                       17,297,262      8,595,511
                                               ------------ --------------
Cash and cash equivalents at end of period   $  35,767,024  $   7,441,264
                                               ============ ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining three real estate investments, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale. The Partnership distributed the available proceeds from the sales of the U.S. West Direct Center Office Building and Butler Plaza Shopping Center in July 1997 and will distribute the available proceeds from the Whispering Hills Apartments loan sale in October 1997. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter     Payable
                                    ------------  ---------   ----------

   Mortgage servicing fees         $ 7,359         None      $ 9,813
   Reimbursement of expenses to
     the General Partner, at cost   64,755       $44,536      96,623

The General Partner made a contribution of $115,368 in connection with the settlement of certain litigation as further discussed in Note 6 of Notes to Financial Statements.

As of June 30, 1997, the Partnership owed $4,176,066 to the affiliated joint venture partner on Whispering Hills Apartments for its share of the sale proceeds and property operations for the second quarter of 1997. The Partnership distributed the proceeds to the joint venture partner in July 1997.

4. Property Sales:

(a) In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. From the proceeds of the sale, the Partnership paid $324,819 in selling costs. The basis of the property was $6,812,133. For financial statement purposes, the Partnership recognized a gain of $7,113,048 from the sale of the property.

(b) In May 1997, the Partnership sold the Butler Plaza Shopping Center in an all cash sale for $5,200,000. From the proceeds of the sale, the Partnership paid $378,790 in selling costs. The basis of the property was $8,660,960, after a reduction of $554,250 related to the second installment of proceeds from a land condemnation which was received in August 1997. The amount is recorded as an account receivable in the financial statements at June 30, 1997. The Partnership had previously established an allowance for potential losses related to the property against which its remaining net investment of $3,839,750 was written off. The Partnership recognized a recovery of the loss allowance of $95,250.

(c) The loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale, was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 75% and 25%, respectively. In June 1997, the joint venture sold the loan in an all cash sale for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. The basis of the property was $14,263,434. For financial statement purposes, the Partnership recognized a gain of $1,793,261 from the sale of this property, of which $499,141 is the minority joint venture partner's share. In July 1997, the Partnership made a distribution of $4,176,066 to the joint venture partner which represented its share of sale proceeds and second quarter 1997 property operations. This amount is included in due to affiliate - joint venture partner in the financial statements at June 30, 1997.

5. Contingency:

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

6.  Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $115,368 to the Partnership, of which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. In February 1997, the General Partner paid the remainder of the settlement of $103,831 ($0.22 per Interest) to members of the class. Of the settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $30,992 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

7. Subsequent Event:

In July 1997, the Partnership paid $17,074,390 ($37.00 per Interest) to the holders of Limited Partnership Interests. This amount consists of a special distribution from Cash Flow of $2.50 per Interest from the sale of the U.S. West Direct Center Office Building and a special distribution of $34.50 per Interest from Mortgage Reductions from available net proceeds from the sales of the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining properties, the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center, and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. As of June 30, 1997, the Partnership no longer holds an interest in any loans or real estate.

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

Operations
----------

Summary of Operations
---------------------

During the quarter ended June 30, 1997, the Partnership sold the U.S. West Direct Center Office Building and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale, and recognized significant gains for financial statement purposes. This was the primary reason net income increased significantly for the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. During the quarter ended June 30, 1997, the Partnership also sold the Butler Plaza Shopping Center and during 1996, the Partnership sold the Hickory Creek - Phases I and II, Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes. All of these properties were generating income from operations prior to their sales. As a result of the sales, income from operations of real estate held for sale decreased during 1997 as compared to 1996 which partially offset the increase in net income during the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold four properties during 1996 and three properties during 1997, including the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. All of these properties were generating income from operations prior to their sales. As a result, income from operations of real estate held for sale decreased during 1997 as compared to 1996.

As a result of higher average cash balances due to the investment of proceeds from property sales prior to distribution to Limited Partners, interest income on short-term investments increased during 1997 as compared to 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties. Determinations of fair value were made periodically, but not less than annually, on the basis of assessments of property operations and estimated sales prices less closing costs. Determinations of fair value represented estimates based on many variables which affect the value of real estate, including economic and demographic conditions. During the second quarter of 1997, the Partnership recognized a recovery of $95,250 and a write off of $3,839,750 of a previously established loss allowance in connection with the sale of the Butler Plaza Shopping Center. The Partnership did not recognize any provisions or recoveries during 1996.

The Partnership incurred higher consulting fees in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expense decreased during 1997 as compared to 1996.

During the second quarter of 1997, the Partnership sold the U.S. West Direct Center Office Building and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. As a result, the Partnership recognized gains totaling $8,906,309 in connection with these sales for financial statement purposes.

The Jonathan's Landing and Sand Pebble Village Phases I and II apartment complexes were owned by joint ventures with affiliates. As a result of the sales of these properties during 1996, affiliates' participation in income of joint ventures decreased during the six months ended June 30, 1997 as compared to the same period in 1996. Affiliates' participation in income from joint venture during 1997 relates to the Whispering Hills Apartments. As a result of the gain recognized on the sale of this property in the second quarter of 1997, affiliates' participation in income from joint venture increased during the quarter ended June 30, 1997 as compared to the same period in 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $18,470,000 as of June 30, 1997, when compared to December 31, 1996 primarily due to the proceeds from the 1997 property sales, which was partially offset by distributions to Limited Partners in January and April 1997 from the Partnership's share of net proceeds received in connection with the property sales. Operating activities provided cash flow of approximately $1,010,000 from the operations of the Partnership's properties and interest income earned on short-term investments, offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the

U.S. West Direct Center Office Building, the Butler Plaza Shopping Center, and the loan collateralized by Whispering Hills Apartments totaling approximately $34,803,000, less the funding of an escrow of $1,100,000 related to the sale of the U.S. West Direct Center Office Building and improvements to the U.S. West Direct Center Office Building of approximately $370,000. Financing activities consisted primarily of the payment of distributions to Limited Partners totaling approximately $15,717,000. In addition, in July 1997 the Partnership made a distribution of approximately $17,074,000 to Limited Partners primarily from available net proceeds from the sales of the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center.

During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining three real estate investments, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale. The Partnership distributed the available proceeds from the sales of U.S. West Direct Center Office Building and Butler Plaza Shopping Center in July 1997 and will distribute the available proceeds from the Whispering Hills Apartments loan sale in October 1997. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. From the proceeds of the sale, the Partnership paid $324,819 in selling costs. Pursuant to the terms of the sale, $1,100,000 of the proceeds is held in escrow and is expected to be returned to the Partnership prior to November 1997. The remainder of the available proceeds were distributed to the Limited Partners in July 1997. See Note 4 of Notes to the Financial Statements for additional information.

In May 1997, the Partnership sold the Butler Plaza Shopping Center in an all cash sale for $5,200,000. From the proceeds of the sale, the Partnership paid $378,790 in selling costs. The net available proceeds were distributed to the Limited Partners in July 1997. See Note 4 of Notes to the Financial Statements for additional information.

In 1996, the Partnership was awarded $303,200 in connection with the condemnation of a parcel of land at the Butler Plaza Shopping Center. In 1997, the Partnership was awarded an additional $364,950 related to the land condemnation. The Partnership received $113,900 in 1996 and expects to receive $554,250 in the fourth quarter of 1997. The proceeds were recorded as a reduction of the carrying value of the property, prior to its sale, in the financial statements.

The loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale, was owned by a joint venture consisting of the Partnership and an affiliate. In June 1997, the joint venture sold the loan in an all cash sale for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. The net proceeds of the sale were $16,056,695, of which $12,042,521 was the Partnership's share. The Partnership's share of the proceeds will be distributed to Limited Partners in October 1997. The Partnership distributed its share of the sales proceeds to the joint venture partner in July 1997. This amount is included in due to affiliate - joint venture partner in the financial statements at June 30, 1997. See Note 4 of Notes to the Financial Statements for additional information.

Pursuant to the sale agreement for the Hickory Creek Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until March 1997, at which time the funds were released.

In February 1997, the General Partner made a settlement payment of $103,831 ($0.22 per $250 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al class action lawsuit. The General Partner made a contribution of $115,368 to the Partnership from which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. Of the remaining settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $30,992 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In July 1997, the Partnership paid $17,074,390 ($37.00 per Interest) to the holders of Limited Partnership Interests. This amount consists of a special distribution of Cash Flow of $2.50 per Interest from the sale of the U.S. West Direct Center Office Building and a special distribution of $34.50 per Interest from Mortgage Reductions from available net proceeds from sales of the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center. The Partnership will distribute available proceeds from the sale of the loan collateralized by the Whispering Hills Apartments in October 1997 and available proceeds from the $1,100,000 escrow held for the U.S. West Direct Center Office Building in January 1998; however, it is not expected that any further regular quarterly distributions will be made. In July 1997, the Partnership also paid $96,140 to the General Partner as its share of the Cash Flow distributed for the second quarter of 1997 and $32,047 as its contribution to the Early Investment Incentive Fund. Including the July 1997 distribution, Limited Partners have received $123.06 of Cash Flow from operations and a return of Original Capital of $158.89, totaling $281.95 per $250 Interest.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Butler Plaza Shopping Center
----------------------------

As previously reported, on March 25, 1997, the Partnership contracted to sell the Butler Plaza Shopping Center, Casselberry, Florida to an unaffiliated party, Sterling Investment Co., Inc., a Florida corporation. The purchaser assigned its rights under the agreement of sale to an affiliate, Sterling Casselberry Limited Partnership, a Florida limited partnership. The sale of the property closed on May 14, 1997. The sale price was $5,200,000. From the proceeds of the sale, the Partnership paid selling costs of $248,790, and a brokerage commission of $130,000 to an affiliate of the third party which managed the property. The Partnership received approximately $4,821,000 representing the remaining proceeds.

Whispering Hills Apartments
---------------------------

As previously reported, on May 6, 1997, the first mortgage loan funded by the Partnership and an affiliate (together, the "Participants") and collateralized by the Whispering Hills Apartments, Overland Park, Kansas (the "Property") was contracted to be sold by the Participants to the current owners of the Property (the "Owners"). The sale price was $17,200,000. The Participants had participating percentages in the loan of 75% and 25%, respectively. The Owners assigned their interest in the agreement of sale to Metropolitan Life Insurance Company ("Metropolitan"), and on June 30, 1997, the sale of the loan closed.
In addition, the Participants received $77,000 representing the Property's net cash flow for the period May 1, 1997 through the closing date.

From the proceeds of the sale, the Participants paid closing costs of $49,305 and $344,000 as a sale commission to an unaffiliated party which provided property management services for other properties owned by the Partnership. In addition, pursuant to the terms of the 1989 loan modification agreement and the 1991 amendment to the loan modification agreement, the Participants made a payment of $750,000 to the borrower out of the proceeds of the sale. The Participants received the remaining proceeds of $16,056,695. The Partnership's share of the total net proceeds is $12,042,521. In addition to the sale price, the Participants received $77,000 representing the Property's net cash flow for the period May 1, 1997 through the closing date, of which $57,750 represents the Partnership's share.

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

(f)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f)(ii) to the Registrant's Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(g)(i) Agreement to Purchase Loan Documents relating to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g) to the Registrant's Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(g)(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors-VII, the General
                                  Partner


Date: Aug 13, 1997
     ---------------------------