Form 10-Q
period 1997-09-30
BALCOR PENSION INVESTORS VII
filed 1997-11-12
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                 BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $  14,870,698   $  17,297,262
Accounts and accrued interest receivable          780,055         411,712
Escrow deposits                                   560,000
Prepaid expenses                                                   61,204
Deferred expenses, net of accumulated
  amortization of $177,082 in 1996                                 70,174
                                            --------------  --------------
                                               16,210,753      17,840,352
                                            --------------  --------------
Real estate held for sale (net of
  allowance of $3,935,000 in 1996)                             25,986,259
                                            --------------  --------------
                                            $  16,210,753   $  43,826,611
                                            ==============  ==============

                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      14,813   $     251,125
Due to affiliates                                  87,965          88,416
Accrued real estate taxes                                         106,465
Security deposits                                                  70,823
                                            --------------  --------------
     Total liabilities                            102,778         516,829
                                            --------------  --------------
Commitments and contingencies

Affiliates' participation in joint venture                      3,584,170

Limited Partners' capital (461,470
  Interests issued and outstanding)            16,222,758      41,621,252
General Partner's deficit                        (114,783)     (1,895,640)
                                            --------------  --------------
    Total partners' capital                    16,107,975      39,725,612
                                            --------------  --------------
                                            $  16,210,753   $  43,826,611
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                            --------------  --------------
Income:
  Income from operations of
    real estate held for sale               $     913,916   $   5,273,649
  Interest on short-term investments              597,485         464,027
  Recovery of losses on real estate                95,250       2,080,943
                                            --------------  --------------
    Total income                                1,606,651       7,818,619
                                            --------------  --------------

Expenses:
  Provision for potential losses
    on real estate                                              1,700,000
  Administrative                                  461,824         685,317
                                            --------------  --------------
    Total expenses                                461,824       2,385,317
                                            --------------  --------------
Income before gains on sales,
  affiliates' participation in
  income of joint ventures
  and extraordinary item                        1,144,827       5,433,302
Gains on sales of real estate                   8,906,309       5,954,905
Affiliates' participation in
  income of joint ventures                       (659,794)     (3,312,719)
                                            --------------  --------------
Income before extraordinary item                9,391,342       8,075,488
                                            --------------  --------------
Extraordinary item:
  Debt extinguishment expense                                    (145,775)
  Affiliate's participation in debt
    extinguishment expense                                         65,074
                                                            --------------
    Total extraordinary item                                      (80,701)
                                            --------------  --------------
Net income                                  $   9,391,342   $   7,994,787
                                            ==============  ==============
Income before extraordinary
  item allocated to General Partner         $   1,998,774   $     807,549
                                            ==============  ==============
Income before extraordinary
  item allocated to Limited Partners        $   7,392,568   $   7,267,939
                                            ==============  ==============

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                            --------------  --------------
Income before extraordinary item
  per Limited Partnership
  Interest (461,470 issued and
  outstanding)                              $       16.02   $       15.75
                                            ==============  ==============

Extraordinary item allocated
  to General Partner                                 None   $      (8,070)
                                            ==============  ==============
Extraordinary item allocated
  to Limited Partners                                None   $     (72,631)
                                            ==============  ==============
Extraordinary item allocated per
  Limited Partnership Interest
  (461,470 issued and outstanding)                   None   $       (0.16)
                                            ==============  ==============
Net income allocated to
  General Partner                           $   1,998,774   $     799,479
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $   7,392,568   $   7,195,308
                                            ==============  ==============
Net income allocated per Limited
  Partnership Interest (461,470
  issued and outstanding)                   $       16.02   $       15.59
                                            ==============  ==============
Distributions to General Partner            $     333,285   $     461,469
                                            ==============  ==============
Settlement Distribution to Limited Partners $      72,839            None
                                            ==============  ==============
Distributions to Limited Partners           $  32,718,223   $   5,150,005
                                            ==============  ==============
Distributions per Limited Partnership
  Interest (461,470 issued and
  outstanding)                              $       70.90   $       11.16
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997            1996
                                            --------------  --------------
Income:
  Income from operations of
    real estate held for sale               $       8,028   $   1,202,189
  Interest on short-term investments              262,056         254,463
  Recovery of losses on real estate                             2,080,943
                                            --------------  --------------
    Total income                                  270,084       3,537,595
                                            --------------  --------------
Expenses:
  Provision for potential losses
    on real estate                                              1,700,000
  Administrative                                   70,633         208,723
                                            --------------  --------------
    Total expenses                                 70,633       1,908,723
                                            --------------  --------------
Income before gains on sales,
  affiliates' participation in
  income of joint ventures and
  extraordinary item                              199,451       1,628,872
Gains on sales of real estate                                   5,954,905
Affiliates' participation in
  income of joint ventures                                     (2,253,263)
                                            --------------  --------------
Income before extraordinary item                  199,451       5,330,514
                                            --------------  --------------
Extraordinary item:
  Debt extinguishment expense                                    (145,775)
  Affiliate's participation in debt
    extinguishment expense                                         65,074
                                                            --------------
    Total extraordinary item                                      (80,701)
                                            --------------  --------------
Net income                                  $     199,451   $   5,249,813
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $       4,458   $     533,052
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $     194,993   $   4,797,462
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (461,470 issued and outstanding)          $        0.42   $       10.40
                                            ==============  ==============

                         BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                1997            1996
                                            --------------  --------------
Extraordinary item allocated
  to General Partner                                 None   $      (8,070)
                                            ==============  ==============
Extraordinary item allocated
  to Limited Partners                                None   $     (72,631)
                                            ==============  ==============
Extraordinary item allocated per
  Limited Partnership Interest
  (461,470 issued and outstanding)                   None   $       (0.16)
                                            ==============  ==============
Net income allocated to
  General Partner                           $       4,458   $     524,982
                                            ==============  ==============
Net income allocated to
  Limited Partners                          $     194,993   $   4,724,831
                                            ==============  ==============
Net income allocated per Limited
  Partnership Interest (461,470
  issued and outstanding)                   $        0.42   $       10.24
                                            ==============  ==============
Distribution to General Partner             $     128,187   $     153,823
                                            ==============  ==============
Distribution to Limited Partners            $  17,074,390   $   1,384,410
                                            ==============  ==============
Distribution per Limited Partnership
  Interest (461,470 issued and
  outstanding)                              $       37.00   $        3.00
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $   9,391,342   $   7,994,787
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for potential losses
        on real estate                                          1,700,000
      Recovery of losses on real estate           (95,250)     (2,080,943)
      Affiliates' participation in
        income of joint ventures                  659,794       3,312,719
      Affiliate's participation in
        debt extinguishment expense                               (65,074)
      Gains on sales of real estate            (8,906,309)     (5,954,905)
      Payment of leasing commissions             (145,488)
      Amortization of deferred
        expenses                                  215,662          19,805
      Net change in:
        Escrow deposits                                            80,519
        Accounts and accrued
          interest receivable                     185,907        (264,822)
        Prepaid expenses                           61,204         (20,013)
        Accounts payable                         (236,312)         48,989
        Due to affiliates                            (451)         44,911
        Accrued liabilities                      (106,465)        219,330
        Security deposits                         (70,823)       (267,323)
                                            --------------  --------------
  Net cash provided by operating
    activities                                    952,811       4,767,980
                                            --------------  --------------

Investing activities:
  Proceeds from sales of real estate           35,900,000      45,800,000
  Payment of selling costs                     (1,096,914)     (1,054,145)
  Funding of escrow related to property sale   (1,100,000)
  Release of escrow related to property sale      540,000
  Proceeds relating to land condemnation                          113,900
  Improvements to properties                     (369,518)
                                            --------------  --------------
  Net cash provided by investing
    activities                                 33,873,568      44,859,755
                                            --------------  --------------

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997            1996
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners           (32,791,062)     (5,150,005)
  Distributions to General Partner               (333,285)       (461,469)
  Contribution by General Partner                 115,368
  Distributions to joint venture
    partners - affiliates                      (4,243,964)    (12,721,291)
  Repayment of mortgage note payable                           (4,859,155)
  Principal payments on mortgage
    note payable                                                  (28,475)
                                            --------------  --------------
  Net cash used in financing
    activities                                (37,252,943)    (23,220,395)
                                            --------------  --------------
Net change in cash and cash
  equivalents                                  (2,426,564)     26,407,340
Cash and cash equivalents at
  beginning of year                            17,297,262       8,595,511
                                            --------------  --------------
Cash and cash equivalents at
  end of period                             $  14,870,698   $  35,002,851
                                            ==============  ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(b) A reclassification has been made to the previously reported 1996 statements. This reclassification has not changed the 1996 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining three real estate investments, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale. The Partnership distributed the available proceeds from the sales of the U.S. West Direct Center Office Building and Butler Plaza Shopping Center in July 1997 and distributed the available proceeds from the Whispering Hills Apartments loan sale in October 1997. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter     Payable
                                    ------------  ---------   ----------

    Mortgage servicing fees          $7,359         None       $9,813
    Reimbursement of expenses to
     the General Partner, at cost   98,450       $33,695       78,152

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

(b) In May 1997, the Partnership sold the Butler Plaza Shopping Center in an all cash sale for $5,200,000. From the proceeds of the sale, the Partnership paid $378,790 in selling costs. The basis of the property was $4,725,960, which is net of an allowance of $3,935,000. In addition, the basis includes a reduction of $554,250 related to the second installment of proceeds from a land condemnation which is expected to be received in the fourth quarter of 1997. The amount is recorded as an account receivable in the financial statements at September 30, 1997. The Partnership recognized no gain or loss on the sale of this property for financial statement purposes. The Partnership had previously established an allowance for potential losses related to the property against which its remaining net investment of $3,839,750 was written off. The Partnership recognized a recovery of the loss allowance of $95,250.

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

6.  Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $115,368 to the Partnership, of which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. In February 1997, the General Partner paid the remainder of the settlement of $103,831 ($0.22 per Interest) to members of the class. Of the settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $30,992 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $90,979 was the Partnership's share. The settlement had no material impact on the Partnership.

7. Subsequent Event:

In October 1997, the Partnership paid $13,013,454 ($28.20 per Interest) to the holders of Limited Partnership Interests. This amount represents a special distribution of Mortgage Reductions from the sale of the loan collateralized by the Whispering Hills Apartments.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. Prior to 1996, two of the loans were repaid, title to five properties were acquired through foreclosure and one additional property was purchased. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining properties, the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center, and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. As of September 30, 1997, the Partnership no longer holds an interest in any loans or real estate.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized higher gains in connection with the second quarter 1997 sales of the U.S. West Direct Center Office Building and the loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale, as compared to the third quarter 1996 sales of the Sand Pebble Village Apartments - Phase II and the Hickory Creek Apartments. This was the primary reason net income increased for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase in net income due to the higher gains was partially offset by a decrease in income from operations of real estate held for sale as a result of the 1996 and 1997 sales. The gains recognized from the third quarter 1996 sales were the primary reason net income decreased for the quarter ended September 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the nine months and quarters ended September 30, 1997 and 1996.

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

The timing of the property sales in 1996 and 1997 and the investment of proceeds from the sales prior to distribution to Limited Partners resulted in higher interest income on short-term investments during 1997 as compared to 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimates based on many variables which affect the value of real estate, including economic and demographic conditions. During 1997, the Partnership recognized a recovery of $95,250 and wrote off $3,839,750 of a previously established loss allowance in connection with the sale of the Butler Plaza Shopping Center. During 1996, the Partnership recognized a provision of $1,700,000 to provide for a change in the estimate of the fair value of the Butler Plaza Shopping Center and recognized a recovery of loss on real estate of $2,080,943 as a result of the sale of Sand Pebble Village Apartments - Phase I, of which $928,933 was the minority joint venture partner's share.

The Partnership incurred higher consulting, investor processing, printing and postage costs in connection with its response to a tender offer during 1996. As a result, administrative expense decreased during 1997 as compared to 1996.

During 1997, the Partnership sold the U.S. West Direct Center Office Building and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale and recognized gains totaling $8,906,309 in connection with these sales for financial statement purposes. During 1996, the Partnership sold the Sand Pebble Village Apartments - Phase II and the Hickory Creek Apartments and recognized gains totaling $5,954,905 in connection with these sales.

The Jonathan's Landing, Sand Pebble Village - Phases I and II and Whispering Hills apartment complexes were owned by joint ventures with affiliates. As a result of the sales of the Sand Pebble Village - Phases I and II apartment complexes during the third quarter of 1996 and the resulting recovery of a previously established loss allowance and gain on sale, respectively, and the decrease in income from operations of these four properties due to their sales, affiliates' participation in income of joint ventures decreased during the nine months and ceased during the quarter ended September 30, 1997 as compared to the same periods in 1996. The gain on the sale of the Whispering Hills Apartments during the second quarter of 1997 partially offset this decrease during the nine months ended September 30, 1997.

In connection with the 1996 sale of Sand Pebble Village Apartments - Phase II, the Partnership incurred a prepayment penalty of $145,775 which was recognized as an extraordinary item and classified as debt extinguishment expense. The minority joint venture partner's share of the extraordinary item is $65,074.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,427,000 as of September 30, 1997, when compared to December 31, 1996 primarily due to the distributions to Partners of the proceeds from the 1996 and 1997 property sales which was partially offset by the proceeds received from the 1997 property sales. Operating activities provided cash flow of approximately $953,000 from the operations of the Partnership's properties and interest income earned on short-term investments, offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center, and the loan collateralized by Whispering Hills Apartments totaling approximately $34,803,000, less the remaining escrow funds of $560,000 related to the sale of the U.S. West Direct Center Office Building and improvements to the U.S. West Direct Center Office Building of approximately $370,000. Financing activities consisted primarily of the payment of distributions to Limited Partners totaling approximately $32,791,000 and distributions to the joint venture partners - affiliates totaling approximately $4,244,000. In addition, in October 1997 the Partnership made a distribution of approximately $13,013,000 to Limited Partners primarily from the available net proceeds from the sale of the loan collateralized by Whispering Hills Apartments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining three real estate investments, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale. The Partnership distributed the available proceeds from the sales of U.S. West Direct Center Office Building and Butler Plaza Shopping Center in July 1997 and distributed the available proceeds from the Whispering Hills Apartments loan sale in October 1997. The Partnership has retained a portion of the proceeds from the sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. From the proceeds of the sale, the Partnership paid $324,819 in selling costs. Pursuant to the terms of the sale, $1,100,000 of the proceeds was held in escrow. Of the proceeds originally held in escrow, $540,000 was returned to the Partnership in September 1997. The remaining $560,000 will remain in escrow until the earlier of October 31, 1998 or such time as certain environmental problems at the property are corrected. After payment of the Partnership's share of the cost of the work, the Partnership is entitled to receive all amounts remaining in the escrow. The remainder of the available proceeds were distributed to the Limited Partners in July 1997. See Note 4 of Notes to the Financial Statements for additional information.

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

In May 1997, the Partnership sold the Butler Plaza Shopping Center in an all cash sale for $5,200,000. From the proceeds of the sale, the Partnership paid $378,790 in selling costs. The net available proceeds were distributed to the Limited Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

The loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale, was owned by a joint venture consisting of the Partnership and an affiliate. In June 1997, the joint venture sold the loan in an all cash sale for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. The net proceeds of the sale were $16,056,695, of which $12,042,521 was the Partnership's share. The Partnership distributed to the joint venture partner its share of the sales proceeds in July 1997. The Partnership's share of the proceeds was distributed to Limited Partners in October 1997.

Pursuant to the sale agreement for the Hickory Creek Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until March 1997, at which time the funds were released in full.

In February 1997, the General Partner made a settlement payment of $103,831 ($0.22 per $250 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al class action lawsuit. The General Partner made a contribution of $115,368 to the Partnership from which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. Of the remaining settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements.
The remaining portion of the settlement of $30,992 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $90,979 was the Partnership's share.

In October 1997, the Partnership paid $13,013,454 ($28.20 per Interest) to the holders of Limited Partnership Interests. This amount represents a special distribution of Mortgage Reductions from the sale of the loan collateralized by the Whispering Hills Apartments. Since all of the real estate assets have been sold, it is not expected that any further quarterly distributions will be made, however, the Limited Partners are expected to receive a distribution from the Butler Plaza Shopping Center condemnation proceeds. Including the October 1997 distribution, Limited Partners have received $123.06 of Cash Flow from operations and a return of Original Capital of $187.09, totaling $310.15 per $250 Interest.

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

(g)(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g)(ii) to the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


Date: November 12, 1997
      ---------------------------