Form 10-K
period 1997-12-31
BALCOR PENSION INVESTORS VII
filed 1998-03-27
CIK 783456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Pension Investors-VII (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $115,367,500 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the disposition of its investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded eight loans. Two of these loans were repaid, five properties were acquired through foreclosure and were subsequently sold, and one of the loans was sold. In addition, one property adjacent to a property acquired through foreclosure was purchased by the Registrant and subsequently sold. As of December 31, 1997, the Registrant has disposed of all of its investments.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold four properties. During 1997, the Registrant sold its remaining three real estate investments, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant, including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During 1997, the Registrant sold the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale, in all cash sales for $14,250,000, $5,200,000, and $17,200,000, respectively. See
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors-VII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

In April 1997, the Registrant sold the U.S. West Direct Center Office Building to a third party. At closing, pursuant to the agreement of sale, $560,000 of the sale proceeds was placed in escrow and will be held through October 31, 1998 for the payment of costs relating to the removal of soil contamination at the property. The General Partner believes that the Registrant will have no further liability relating to the environmental issues at the property.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

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

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8,

1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 15,021.

Item 6. Selected Financial Data
-------------------------------
                                      Year ended December 31,
                       ------------------------------------------------------
                         1997        1996       1995       1994       1993
                       ---------- ---------- ---------- ---------- ----------

Total income          $1,580,407 $8,479,046 $7,382,764  $9,012,908 $7,000,942
Recovery of losses on
  loans, real estate
  and accrued interest
  receivable                None  2,080,943       None   1,137,000       None
Provision for
  potential losses on
  loans, real estate
  and accrued interest
  receivable                None  3,935,000       None   1,137,000  4,150,000
Income before extra-
  ordinary item        8,240,101  7,248,516  5,424,542   6,238,369  2,400,958
Net income             8,240,101  7,167,815  5,424,542   6,238,369  2,400,958
Net income per
  Limited Partnership
  Interest-Basic and
  Diluted                  13.53      13.97      10.58       12.17       4.68
Total assets           2,009,724 43,826,611 94,180,552  89,991,386 90,585,381
Mortgage note
  payable                   None       None  4,887,630   4,941,641  4,991,956
Distributions per
  Limited Partnership
  Interest (A)             99.10(B)   72.16      20.48       12.00      12.00

(A) These amounts include distributions of original capital of $92.60, $58.16 and $11.48 per Limited Partnership Interest for the years 1997, 1996 and 1995, respectively.

(B) In addition to the distributions noted above, a special distribution of $0.22 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors - VII (the "Partnership") sold four real estate investments during 1996 and sold its remaining three real estate investments in 1997. These sales resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996 and during 1996 as compared to 1995. The Partnership recognized net gains during 1997 and 1996 for financial statement purposes in connection with these sales. The Partnership recognized a recovery of a previously established loss allowance related to the sale of Sand Pebble Village - Phase I Apartments during 1996 and also recognized a provision for potential losses related to the Butler Plaza Shopping Center during 1996. The combined effect of these events resulted in an increase in net income during 1997 as compared to 1996 and during 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. The Partnership sold the Sand Pebble Village - Phases I and II, Hickory Creek and Jonathan's Landing apartment complexes during 1996 and the Butler Plaza Shopping Center, the U.S. West Direct Center Office Building and the loan collateralized by Whispering Hills Apartments during 1997. The loan collateralized by Whispering Hills Apartments was accounted for as real estate held for sale. All of these properties were generating income from operations prior to their sales. As a result, income from operations of real estate held for sale decreased during 1997 as compared to 1996.

The Partnership had lower average cash balances during 1997 due to less proceeds received from property sales than in 1996. This resulted in a decrease in interest income on short-term investments during 1997 as compared to 1996.

Provisions for potential loss were charged to income when the General Partner believed an impairment had occurred to the value of its properties. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1997, the Partnership wrote off $3,935,000 of a previously established loss allowance in connection with the sale of the Butler Plaza Shopping Center. During 1996, the Partnership recognized a provision for potential loss of $3,935,000 to provide for a decline in the estimate of the fair value of the Butler Plaza Shopping Center. During 1996, the Partnership also recognized a recovery of $2,080,943 and wrote off $2,456,057 of a previously established loss allowance as a result of the sale of Sand Pebble Village Apartments - Phase I. The minority joint venture partner's share of the recovery was $928,725.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership incurred higher consulting, investor processing, printing and postage costs in connection with its response to a tender offer during 1996. As a result, administrative expense decreased during 1997 as compared to 1996.

During 1997, the Partnership sold the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale and recognized net gains totaling $7,887,309 in connection with these sales for financial statement purposes. During 1996, the Partnership sold the Sand Pebble Village - Phases I and II, Jonathan's Landing and Hickory Creek apartment complexes and recognized net gains totaling $8,104,310 in connection with these sales.

The Jonathan's Landing, Sand Pebble Village - Phases I and II and Whispering Hills apartment complexes were owned by joint ventures with affiliates. During 1996 the Partnership recognized gains on the sales of the Sand Pebble Village - Phase II and the Jonathan's Landing apartment complexes, the minority joint venture partner's share of which was $1,097,289 and $999,473, respectively. In addition, the Partnership recognized a recovery of a previously established loss allowance in connection with the sale of the Sand Pebble Village Apartments - Phase I, the minority joint venture partner's share of which was $928,725. The combined effect of these events resulted in a decrease in affiliates' participation in income from joint ventures during 1997 as compared to 1996. This decrease was partially offset by a gain recognized on the 1997 sale of the Whispering Hills Apartments, the minority joint venture partner's share of which was $499,141.

In connection with the 1996 sale of Sand Pebble Village Apartments - Phase II, the Partnership incurred a prepayment penalty of $145,775 which was recognized as debt extinguishment expense and classified as an extraordinary item. The minority joint venture partner's share of the extraordinary item was $65,074.

1996 Compared to 1995
---------------------

Interest income on loans receivable ceased in July 1995 as a result of the foreclosure of the Jonathan's Landing Apartments' loan. As a result, interest income on loans receivable ceased during 1996 as compared to 1995.

During 1996, income from operations of real estate held for sale represented the net operations of seven properties, four of which were sold during 1996. Original funds advanced by the Partnership totaled approximately $37,775,000 for the three remaining properties. The property sales resulted in a decrease in income from operations of real estate held for sale of approximately $1,305,000 during 1996 as compared to 1995. The Partnership acquired the

Jonathan's Landing Apartments through foreclosure in July 1995. The Partnership recognized its share of the additional income generated by the property in 1996 of approximately $503,000, which partially offset this decrease.

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

During 1996, the Partnership recognized gains on the sales of the Sand Pebble Village - Phase II and Jonathan's Landing apartment complexes and recognized a recovery of a previously established loss allowance in connection with the sale of the Sand Pebble Village Apartments - Phase I. These properties were owned through joint ventures with affiliates. As a result, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $15,314,000 as of December 31, 1997, when compared to December 31, 1996 primarily due to the distributions to Limited Partners of the proceeds from the 1996 and 1997 property sales which were partially offset by the proceeds received from the 1997 property sales. Operating activities provided cash flow of approximately $1,079,000 from the operations of the Partnership's properties and interest income earned on short-term investments, offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center, and the loan collateralized by Whispering Hills Apartments totaling approximately $34,243,000, less the costs of improvements to the U.S. West Direct Center Office Building of approximately $370,000. Financing activities consisted primarily of the payment of distributions to Limited Partners totaling approximately $45,805,000 and distributions to the joint venture partners - affiliates totaling approximately $4,244,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining three real estate investments, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. From the proceeds of the sale, the Partnership paid $324,819 in selling costs. Pursuant to the terms of the sale, $1,100,000 of the proceeds was placed in escrow. Of this amount, $540,000 was returned to the Partnership in September 1997. The remaining $560,000 continues to be held in escrow to be used for the payment of costs relating to the removal of soil contamination at the property and has been recorded as a reduction in the sales price of the property for financial statement purposes. This amount will remain in escrow until the earlier of October 31, 1998 or such time as the environmental issues at the property are corrected. After payment of any amounts needed to correct the environmental issues at the property, the Partnership is entitled to receive all amounts remaining in the escrow which will be recorded as income when received. The remainder of the available proceeds were distributed to the Limited Partners in July 1997. See Note 10 of Notes to the Financial Statements for additional information.

In 1996, the Partnership was awarded $300,300 in connection with the condemnation of a portion of the land at the Butler Plaza Shopping Center. The Partnership as well as tenants at the property are parties to the condemnation proceedings. In 1997, the Partnership agreed to resolve the land condemnation for an additional $367,850. The Partnership received $113,900 in 1996, which was recorded as a reduction to the carrying value of the property. Of the remaining $554,250, $189,400 is being held pending receipt of consents from certain tenants at the property and is expected to be paid to the Partnership during the second quarter of 1998. The remaining $364,850 is expected to be paid to the Partnership upon the resolution of certain issues with the tenants in the condemnation proceedings. Amounts will be recorded as income when received.

In May 1997, the Partnership sold the Butler Plaza Shopping Center in an all cash sale for $5,200,000. From the proceeds of the sale, the Partnership paid $378,790 in selling costs. The net available proceeds were distributed to the Limited Partners in July 1997. See Note 10 of Notes to the Financial Statements for additional information.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 18,456 Interests and cash of $1,577,712 in the Early Investment Incentive Fund.

The Partnership made four distributions in each of 1997, 1996 and 1995 totaling $99.10, $72.16 and $20.48 per Limited Partnership Interest, respectively. See Statements of Partners' Capital for additional information. Distributions per Interest were comprised of $6.50 of Cash Flow and $92.60 of Mortgage Reductions in 1997, $14.00 of Cash Flow and $58.16 of Mortgage Reductions in 1996, $9.00 of Cash Flow and $11.48 of Mortgage Reductions for 1995.

To date, Limited Partners have received distributions of $123.06 of Cash Flow from operations and a return of Original Capital of $187.09, totaling $310.15 per $250 Interest. The Partnership expects to distribute any proceeds available from the U.S. West Direct Center Office Building escrow and the Butler Plaza Shopping Center land condemnation proceeds. Thereafter, no additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         TITLE                              OFFICERS

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   John K. Powell, Jr.
Senior Managing Director, Chief         Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $3,569 in 1997 with respect to one of the executive officers and directors of Balcor Mortgage Advisors - VII, the General Partner. The Registrant has not paid and does not intend to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Mortgage Advisors-VII, principally through the Early Investment Incentive Fund, and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership  18,456 Interests        4%
         Interests

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

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

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership, previously filed as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 6, 1986 (Registration No. 33-01630), is incorporated herein by reference.

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated March 6, 1986 (Registration No. 33-01630) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-15528) are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated January 14, 1997, is incorporated herein by reference.

(a)(ii) First Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(ii) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(a)(iii) Second Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(iii) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(a)(iv) Third Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (10)(a)(iv) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

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

(d)(i) Agreement of Sale and attachments thereto relating to the sale of Hickory Creek Apartments previously filed as Exhibit (10)(i) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1996, is incorporated herein by reference.

(d)(ii) Letter Agreement dated August 14, 1996, relating to the sale of Hickory Creek Apartments previously filed as Exhibit (10)(c)(ii) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1996 is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of Jonathan's Landing Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(e)(ii) First Amendment to the Agreement of Sale relating to the sale of Jonathan's Landing Apartments previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1996 is incorporated herein by reference.

(f)(i) Agreement of Sale and attachment thereto relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(f)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f)(ii) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(g)(i) Agreement to Purchase Loan Documents relating to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(g)(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g)(ii) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VII

                         By:/s/Jayne A. Kosik
                             --------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal Accounting
                               Officer) of Balcor Mortgage
                               Advisors-VII, the General Partner

Date: March 27, 1998
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   ---------------------------------   --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-VII, the General Partner
/s/Thomas E. Meador                                          March 27, 1998
--------------------                                         --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor Mortgage
                         Advisors-VII, the General Partner
/s/Jayne A. Kosik                                            March 27, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-VII:

We have audited the financial statements of Balcor Pension Investors-VII (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VII (An Illinois Limited Partnership) at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate assets. Upon resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.


                                        COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 25, 1998

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997             1996
                                             ------------     ------------
Cash and cash equivalents                  $   1,983,142    $  17,297,262
Accounts and accrued interest receivable          26,582          411,712
Prepaid expenses                                                   61,204
Deferred expenses, net of accumulated
  amortization of $177,082 in 1996                                 70,174
                                             ------------     ------------
                                               2,009,724       17,840,352
                                             ------------     ------------

Real estate held for sale (net of
  allowance of $3,935,000 in 1996)                             25,986,259
                                             ------------     ------------
                                           $   2,009,724    $  43,826,611
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      24,673    $     251,125
Due to affiliates                                 41,771           88,416
Accrued real estate taxes                                         106,465
Security deposits                                                  70,823
                                             ------------     ------------
    Total liabilities                             66,444          516,829
                                             ------------     ------------
Commitments and contingencies

Affiliates' participation in joint venture                      3,584,170

Limited Partners' capital (461,470
  Interests issued and outstanding)            2,058,244       41,621,252
General Partner's deficit                       (114,964)      (1,895,640)
                                             ------------     ------------
    Total partners' capital                    1,943,280       39,725,612
                                             ------------     ------------
                                           $   2,009,724    $  43,826,611
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
            for the years ended December 31, 1997, 1996, and 1995

                                    Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                 General       Limited
                                     Total       Partner       Partners
                                 ------------- ------------ --------------

Balance at December 31, 1994    $  71,063,147 $ (1,975,564)$   73,038,711

Cash distributions to:
  Limited Partners (A)             (9,450,906)                 (9,450,906)
  General Partner                    (461,470)    (461,470)
Net income for the year
  ended December 31, 1995           5,424,542      542,454      4,882,088
                                 ------------- ------------ --------------
Balance at December 31, 1995       66,575,313   (1,894,580)    68,469,893

Cash distributions to:
  Limited Partners (A)            (33,299,674)                (33,299,674)
  General Partner                    (717,842)    (717,842)
Net income for the year
  ended December 31, 1996           7,167,815      716,782      6,451,033
                                 ------------- ------------ --------------
Balance at December 31, 1996       39,725,612   (1,895,640)    41,621,252

Cash distributions to:
  Limited Partners (A)            (45,804,516)                (45,804,516)
  General Partner                    (333,285)    (333,285)
Cash contribution                     115,368      115,368
Net income for the year
  ended December 31, 1997           8,240,101    1,998,593      6,241,508
                                 ------------- ------------ --------------
Balance at December 31, 1997    $   1,943,280 $   (114,964)$    2,058,244
                                 ============= ============ ==============

(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                      1997          1996           1995
                                 ------------- --------------- ------------
                First Quarter        $24.00(B)       $3.00          $5.15
                Second Quarter         9.90           5.16           2.00
                Third Quarter         37.00           3.00          10.33
                Fourth Quarter        28.20          61.00           3.00

(B) In addition to the distribution noted above, a special distribution of $0.22 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a a class action lawsuit.

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
            for the years ended December 31, 1997, 1996, and 1995

                                     1997          1996         1995
                                 ------------- ------------ --------------
Income:
  Interest on loans
    receivable, net of
    amortization of loan
    application and processing
    fees of $156,676 in 1995                               $      323,053
  Income from operations of
    real estate held for sale   $     917,073 $  5,629,880      6,431,686
  Interest on short-term
    investments                       659,774      768,223        628,025
  Recovery of losses on
    real estate                                  2,080,943
  Other income                          3,560
                                 ------------- ------------ --------------
    Total income                    1,580,407    8,479,046      7,382,764
                                 ------------- ------------ --------------
Expenses:
  Provision for potential
    losses on real estate                        3,935,000
  Administrative                      567,821      880,486        639,708
                                 ------------- ------------ --------------
    Total expenses                    567,821    4,815,486        639,708
                                 ------------- ------------ --------------
Income before gain on sales,
  affiliates' participation in
  income of joint ventures and
  extraordinary item                1,012,586    3,663,560      6,743,056
Net gain on sales of real estate    7,887,309    8,104,310
Affiliates' participation in
  income of joint ventures           (659,794)  (4,519,354)    (1,318,514)
                                 ------------- ------------ --------------
Income before extraordinary
  item                              8,240,101    7,248,516      5,424,542
                                 ------------- ------------ --------------
Extraordinary item:
  Debt extinguishment expense                     (145,775)
  Affiliate's participation in
    debt extinguishment expense                     65,074
                                               ------------
      Total extraordinary item                     (80,701)
                                 ------------- ------------ --------------
Net income                      $   8,240,101 $  7,167,815 $    5,424,542
                                 ============= ============ ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
            for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                      1997         1996           1995
                                 ------------- ------------ --------------

Income before extraordinary item
  allocated to General Partner  $   1,998,593 $    724,852 $      542,454
                                 ============= ============ ==============
Income before extraordinary item
  allocated to Limited Partners $   6,241,508 $  6,523,664 $    4,882,088
                                 ============= ============ ==============
Income before extraordinary item
  per Limited Partnership Interest
  (461,470 issued and outstanding)
  - Basic and Diluted           $       13.53 $      14.13 $        10.58
                                 ============= ============ ==============
Extraordinary item allocated to
  General Partner                        None $     (8,070)          None
                                 ============= ============ ==============
Extraordinary item allocated to
  Limited Partners                       None $    (72,631)          None
                                 ============= ============ ==============
Extraordinary item allocated per
  Limited Partnership Interest
  (461,470 issued and outstanding)
  - Basic and Diluted                    None $      (0.16)          None
                                 ============= ============ ==============
Net income allocated to
  General Partner               $   1,998,593 $    716,782 $      542,454
                                 ============= ============ ==============
Net income allocated to
  Limited Partners              $   6,241,508 $  6,451,033 $    4,882,088
                                 ============= ============ ==============
Net income allocated per Limited
  Partnership Interest (461,470
  issued and outstanding) -
  Basic and Diluted             $       13.53 $      13.97 $        10.58
                                 ============= ============ ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1997, 1996, and 1995

                                     1997          1996         1995
                                 ------------- ------------ --------------
Operating activities:
  Net income                    $   8,240,101 $  7,167,815 $    5,424,542
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Affiliates'
        participation in income
        of joint ventures             659,794    4,519,354      1,318,514
      Affiliate's participation
        in debt extinquishment
        expense                                    (65,074)
      Net gain on sales of
        real estate                (7,887,309)  (8,104,310)
      Amortization of
        deferred expenses             215,662       25,522         26,849
      Amortization of loan
        application and
        processing fees                                           156,676
      Recovery of losses on
        real estate                             (2,080,943)
      Provision for potential
        losses on real estate                    3,935,000
      Payment of leasing
        commissions                  (145,488)                    (68,662)
      Net change in:
        Escrow deposits                             80,519          2,312
        Accounts and accrued
          interest receivable         385,130     (223,074)        99,754
        Prepaid expense                61,204       59,698       (120,902)
        Accounts payable             (226,452)       1,493         35,590
        Due to affiliates             (46,645)      61,800        (43,236)
        Accrued liabilities          (106,465)    (175,311)        22,004
        Security deposits             (70,823)    (339,795)        35,923
                                 ------------- ------------ --------------
  Net cash provided by
    operating activities            1,078,709    4,862,694      6,889,364
                                 ------------- ------------ --------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                     1997         1996           1995
                                 ------------- ------------ --------------

Investing activities:
  Proceeds relating to land
    condemnation                              $    113,900
  Proceeds from sales of
    real estate                 $  35,340,000   67,100,000
  Payment of selling costs         (1,096,914)  (1,850,620)
  Costs incurred in connection
    with real estate acquired
    through foreclosure                                    $     (283,490)
  Improvements to properties         (369,518)
                                 ------------- ------------ --------------
  Net cash provided by or used
    in investing activities        33,873,568   65,363,280       (283,490)
                                 ------------- ------------ --------------

Financing activities:
  Distributions to Limited
    Partners                      (45,804,516) (33,299,674)    (9,450,906)
  Distributions to General
    Partner                          (333,285)    (717,842)      (461,470)
  Contribution by General Partner     115,368
  Distributions to joint
    venture partners -
    affiliates                     (4,243,964) (22,619,077)    (1,238,784)
  Repayment of mortgage
    note payable                                (4,859,155)       (54,011)
  Principal payments on mortgage
    note payable                                   (28,475)
                                 ------------- ------------ --------------
  Net cash used in financing
    activities                    (50,266,397) (61,524,223)   (11,205,171)
                                 ------------- ------------ --------------
Net change in cash and cash
  equivalents                     (15,314,120)   8,701,751     (4,599,297)
Cash and cash equivalents at
  beginning of year                17,297,262    8,595,511     13,194,808
                                 ------------- ------------ --------------
Cash and cash equivalents at
  end of year                   $   1,983,142 $ 17,297,262 $    8,595,511
                                 ============= ============ ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-VII (the "Partnership") has retained cash reserves from the disposition of its investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining three real estate investments, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 14 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income was reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale was reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and were recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of loan application and processing fees and mortgage brokerage fees which were amortized over the terms of the respective agreements, and leasing commissions which were amortized over the life of each respective lease. Upon disposition of a loan or property, the remaining unamortized balance was recognized as amortization expense.

(e) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the term of the respective lease. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

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

(i) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

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

Pursuant to the Partnership Agreement, the results of operations are allocated 90% to Limited Partners and 10% to the General Partner, of which 2.5% relates to the Early Investment Incentive Fund. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

To the extent that Cash Flow was distributed, distributions were made as follows: (i) 90% was distributed to the Limited Partners, (ii) 7.5% was distributed to the General Partner, and (iii) an additional 2.5% was distributed to the General Partner and constitutes the Early Investment Incentive Fund (the "Fund"). Upon the liquidation of the Partnership, the General Partner will return to the Partnership for distribution to Early Investors an amount not to exceed the amount originally allocated to the Fund, if necessary, for Early Investors to receive a return of their Original Capital plus a specified Cumulative Return based on the date of investment.

Amounts placed in the Fund were available, at the sole discretion of the General Partner and subject to certain limitations, to be used to repurchase Interests from existing Limited Partners. All repurchases of Interests were made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund and were available to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 18,456 Interests and cash of $1,577,712 in the Early Investment Incentive Fund.

5. Investment in Loan Receivable:

The Jonathan's Landing loan receivable was on non-accrual status prior to the foreclosure of the property in 1995. Loans whose payment terms had been restructured, are referred to as impaired loans. Interest income relating to impaired loans would have been approximately $480,000 in 1995. Interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to approximately $480,000 ($567,000 cash basis) in 1995.

6. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1997 is described in the table below.

                                    1997          1996          1995
                                ------------  -----------    -----------
  Loans:
   Balance at beginning of
    year                                None        None    $ 1,166,260
   Direct write-off of
    loans against allowance             None        None     (1,166,260)
                                ------------   -----------   -----------
   Balance at the end of
     the year                           None        None           None
                                ============  ===========    ===========
  Real Estate Held for Sale:
   Balance at beginning of
    year                        $ 3,935,000  $ 4,537,000    $ 4,537,000
   Provision charged to
    income                             None    3,935,000           None
   Recovery of provision
    previously charged
    to income                          None   (2,080,943)          None
   Direct write-off of
    loans against allowance      (3,935,000)  (2,456,057)          None
                                -----------   -----------    -----------
   Balance at the end of
     the year                          None  $ 3,935,000    $ 4,537,000
                                ===========   ===========    ===========

7. Interest Expense:

During 1996 and 1995, the Partnership incurred and paid interest expense on the Sand Pebble Village Apartments - Phase II mortgage note payable of $202,127 and $349,613, respectively.

8. Management Agreements:

The Partnership's properties were under management agreements with third party management companies prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts for the residential properties and 3% to 6% of gross operating receipts for the commercial properties.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                         ---------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees $17,172 None $41,703 $2,453 $17,013 None Reimbursement of expenses to the General Partner
  at cost:
    Accounting             31,468  $8,822   15,468  10,460   41,452  $4,120
    Data processing         8,547   1,382    3,531   2,388   29,144   3,158
    Investor communica-
      tions                  None    None     None    None    9,035    None
    Legal                  18,158   4,985   11,735   7,936   11,955   1,525
    Portfolio management   96,912  26,531   80,149  54,197  129,125  17,813
    Other                   3,809      51   16,240  10,982    9,075    None

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (the Balcor Company) which received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $23,141 and $66,840 for 1996 and 1995, respectively.

The General Partner made a contribution of $115,368 in connection with the settlement of certain litigation as further discussed in Note 14 of Notes to Financial Statements.

10. Property Sales:

(a) In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. Pursuant to the terms of the sale, $1,100,000 of the proceeds was placed in escrow. Of this amount, $540,000 was returned to the Partnership in September 1997. The remaining $560,000 of the sales proceeds continues to be held in escrow to be used for the payment of costs relating to the removal of soil contamination at the property and is recorded as a reduction in the sales price for financial statement purposes. The General Partner believes that the Partnership will have no further liability relating to environmental issues at the property.

From the proceeds of the sale, the Partnership paid $324,819 in selling costs. The basis of the property was $6,812,133. For financial statement purposes, the Partnership recognized a gain of $6,553,048 from the sale of the property.

(b) In May 1997, the Partnership sold the Butler Plaza Shopping Center in an all cash sale for $5,200,000. From the proceeds of the sale, the Partnership paid $378,790 in selling costs. The basis of the property was $5,280,210, which was net of a previously established allowance for potential losses of $3,935,000, which was written off. The Partnership recognized a loss of $459,000 from the sale of this property.

In 1996, the Partnership was awarded $300,300 in connection with the condemnation of a portion of the land at the property. The Partnership as well as tenants at the property are parties to the condemnation proceedings. In 1997, the Partnership agreed to resolve the land condemnation for an additional $367,850. The Partnership received $113,900 in 1996, which was recorded as a reduction to the carrying value of the property. Of the remaining $554,250, $189,400 is being held pending receipt of consents from certain tenants at the property and is expected to be paid to the Partnership during the second quarter of 1998. The remaining $364,850 is expected to be paid to the Partnership upon the resolution of certain issues with the tenants in the condemnation proceedings. Amounts will be recorded as income when received.

(c) The loan collateralized by the Whispering Hills Apartments, which was accounted for as real estate held for sale, was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 75% and 25%, respectively. In June 1997, the joint venture sold the loan in an all cash sale for $17,200,000. From the proceeds of the sale, the joint venture paid $750,000 to the borrower in accordance with an amendment to the modified loan agreement and $393,305 in selling costs. The basis of the property was $14,263,434. For financial statement purposes, the Partnership recognized a gain of $1,793,261 from the sale of this property, of which $499,141 was the minority joint venture partner's share.

(d) The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 55.37% and 44.63%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The basis of the property was $16,899,000, which was net of an allowance of $4,537,000. The Partnership had previously established an allowance for potential losses related to the property against which its remaining net investment of $2,456,057 was written off. The Partnership recognized a recovery of the loss allowance of $2,080,943, of which $928,725 was the minority joint venture partner's share. The Partnership recognized no gain or loss on the sale of this property for financial statement purposes.

(e) The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 55.37% and 44.63%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan and $272,701 in selling costs. The basis of the property was $9,357,449. For financial statement purposes, the Partnership recognized a gain of $2,458,085 from the sale of this property, of which $1,097,043 was the minority joint venture partner's share.

(f) In September 1996, the Partnership sold the Hickory Creek Apartments in an all cash sale for $14,300,000. From the proceeds of the sale, the Partnership paid $349,622 in selling costs. The basis of the property was $10,453,558. For financial statement purposes, the Partnership recognized a gain of $3,496,820 from the sale of this property.

(g) The Jonathan's Landing Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 53.50% and 46.50%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $21,300,000. From the proceeds of the sale, the joint venture paid $796,475 in selling costs. The basis of the property was $18,354,120. For financial statement purposes, the Partnership recognized a gain of $2,149,405 from the sale of this property, of which $999,473 was the minority joint venture partner's share.

11. Affiliates' Participation in Joint Ventures:

(a) The Partnership classified the first mortgage loan investment collateralized by the Whispering Hills Apartments as real estate held for sale. This investment was owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 75% to the Partnership and 25% to the affiliate. The joint venture sold this property during 1997. See Note 10 of Notes to Financial Statements for additional information.

(b) The Sand Pebble Village - Phases I and II apartment complexes were owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 55.37% to the Partnership and 44.63% to the affiliate. The joint venture sold these properties during 1996. See Note 10 of Notes to Financial Statements for additional information.

(c) The Jonathan's Landing Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 53.5% to the Partnership and 46.5% to the affiliate. The joint venture sold this property during 1996. See Note 10 of Notes to Financial Statements for additional information.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Distributions of $4,243,964, $22,619,077 and $1,238,784 were made to the joint venture partners during 1997, 1996 and 1995, respectively. During 1997, the minority joint venture partner of the Whispering Hills Apartments was allocated its share of the gain on the sale of the property of $499,141. During 1996, the minority joint venture partner of the Sand Pebble Village - Phase II and Jonathan's Landing apartment complexes was allocated its share of the gains on the sales of these properties of $1,097,043 and $999,473, respectively. In addition, during 1996, the minority joint venture partner of the Sand Pebble Village - Phase I Apartments was allocated its share of a recovery of a previously established loss allowance of $928,725.

12. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $115,368 to the Partnership, of which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. In February 1997, the General Partner paid the remainder of the settlement of $103,831 ($0.22 per Interest) to members of the class. Of the settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $30,992 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $90,979 was the Partnership's share. The settlement had no material impact on the Partnership.

13. Fair Value of Financial Instruments:

As of December 31, 1997 and 1996, the carrying amounts of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximate fair value.

14. Contingency:

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

15. Extraordinary Item:

In connection with the sale of Sand Pebble Village Apartments - Phase II in August 1996, the joint venture paid a prepayment penalty in the amount of $145,775 which was recognized as debt extinguishment expense and classified as an extraordinary item. The minority joint venture partner's share of the extraordinary item is $65,074.