Form 10-Q
period 1998-03-31
BALCOR PENSION INVESTORS VII
filed 1998-05-06
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                1998            1997
                                            -------------  --------------
Cash and cash equivalents                   $  1,944,187   $   1,983,142
Accounts and accrued interest receivable          10,039          26,582
Prepaid expenses                                   2,066
                                            -------------  --------------
                                            $  1,956,292   $   2,009,724
                                            =============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     30,866   $      24,673
Due to affiliates                                 51,542          41,771
                                            -------------  --------------
     Total liabilities                            82,408          66,444
                                            -------------  --------------

Commitments and contingencies

Limited Partners' capital (461,470
  Interests issued and outstanding)            1,988,848       2,058,244
General Partner's deficit                       (114,964)       (114,964)
                                            -------------  --------------
    Total partners' capital                    1,873,884       1,943,280
                                            -------------  --------------
                                            $  1,956,292   $   2,009,724
                                            =============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            -------------  --------------
Income:
  Interest on short-term investments        $     26,789   $     114,949
                                            -------------  --------------
    Total income                                  26,789         114,949
                                            -------------  --------------

Expenses:
  Loss (income) from operations
    of real estate held for sale                   7,541        (837,434)
  Administrative                                  88,644         191,704
                                            -------------  --------------
    Total expenses                                96,185        (645,730)
                                            -------------  --------------
(Loss) income before affiliate's
    participation in income of joint venture     (69,396)        760,679
Affiliate's participation in income of
    joint venture                                                (92,699)
                                            -------------  --------------
Net (loss) income                           $    (69,396)  $     667,980
                                            =============  ==============
Net income allocated to General Partner            None    $      66,798
                                            =============  ==============
Net (loss) income allocated to Limited
  Partners                                  $    (69,396)  $     601,182
                                            =============  ==============
Net (loss) income per Limited Partnership
  Interest (461,470 issued and outstanding)
  - Basic and Diluted                       $      (0.15)  $        1.30
                                            =============  ==============

Distribution to General Partner                    None    $     153,823
                                            =============  ==============
Settlement Distribution to Limited Partners        None    $      72,839
                                            =============  ==============
Distribution to Limited Partners                   None    $  11,075,280
                                            =============  ==============
Distribution per Limited Partnership
  Interest (461,470 issued and outstanding)        None    $       24.00
                                            =============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                            -------------  --------------
Operating activities:
  Net (loss) income                         $    (69,396)  $     667,980
  Adjustments to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activities:
      Affiliate's participation in income
        of joint venture                                          92,699
      Amortization of deferred expenses                            4,956
      Payment of leasing commissions                            (145,488)
      Net change in:
        Accounts and accrued interest
          receivable                              16,543        (189,622)
        Prepaid expenses                          (2,066)         40,974
        Accounts payable                           6,193         (26,843)
        Due to affiliates                          9,771          (2,192)
        Accrued real estate taxes                                125,193
                                            -------------  --------------
  Net cash (used in) or provided by
    operating activities                         (38,955)        567,657
                                            -------------  --------------
Financing activities:
  Distribution to Limited Partners                           (11,148,119)
  Distribution to General Partner                               (153,823)
  Contribution by General Partner                                115,368
  Distribution to joint venture partners -
    affiliates                                                   (67,898)
                                                           --------------
  Net cash used in financing activities                      (11,254,472)
                                            -------------  --------------
Net change in cash and cash equivalents          (38,955)    (10,686,815)
Cash and cash equivalents at beginning of
  year                                         1,983,142      17,297,262
                                            -------------  --------------
Cash and cash equivalents at end of period  $  1,944,187   $   6,610,447
                                            =============  ==============

The accompanying notes are an integral part of the financial statements

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining three real estate investments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1998 are:

                                        Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost   $ 10,924      $ 51,542

The General Partner made a contribution of $115,368 during 1997 in connection with the settlement of certain litigation.

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. Two of these loans were repaid, five properties were acquired through foreclosure and subsequently sold and one of the loans was sold. In addition, the Partnership purchased and subsequently sold one property. As of March 31, 1998, the Partnership has no loans or real estate in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

As a result of the 1997 sales of the Partnership's remaining three real estate investments, income from operations of real estate held for sale ceased. The Partnership's operations in 1998 consist primarily of the payment of administrative expenses offset by interest income on short-term investments. As a result, the Partnership recognized a net loss during the quarter ended March 31, 1998 as compared to net income during the same period in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

During 1997, income from operations of real estate held for sale represented the net operations of the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. These properties were generating income prior to their sales in 1997. The Partnership paid additional expenditures during 1998 related to certain of these sold properties which is the reason for a loss from operations of real estate held for sale.

As a result of higher cash balances in 1997 due to the investment of proceeds received from property sales during the fourth quarter of 1996 prior to distribution to Limited Partners in 1997, interest income on short-term investments decreased in 1998 as compared to 1997.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was accounted for as an administrative expense. The Partnership also incurred legal costs related to this settlement. As a result, administrative expenses decreased during 1998 as compared to 1997.

The Whispering Hills Apartments was owned by a joint venture with an affiliate. As a result of the sale of this property during 1997, affiliate's participation in income of joint venture ceased during 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $39,000 as of March 31, 1998, when compared to December 31, 1997 due to cash flow used in operating activities. These activities consisted primarily of the payment of administrative expenses and operating expenses related to sold properties which were partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining three real estate investments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In 1997, the Partnership sold the U.S. West Direct Center Office Building. Pursuant to the terms of the sale, $1,100,000 of the proceeds was placed in escrow. Of this amount, $540,000 was paid to the Partnership in 1997. The remaining $560,000 continues to be held in escrow to be used for the payment of costs relating to the removal of soil contamination at the property. This amount will remain in escrow until the earlier of October 31, 1998 or such time as the environmental issues at the property are corrected. After payment of any amounts needed to correct the environmental issues at the property, the Partnership is entitled to receive all amounts remaining in the escrow, which will be recorded as income when received.

In 1996, the Partnership was awarded $300,300 in connection with the condemnation of a portion of the land at the Butler Plaza Shopping Center. The Partnership as well as tenants at the property are parties to the condemnation proceedings. In 1997, the Partnership agreed to resolve the land condemnation by receiving an additional $367,850. The Partnership received $113,900 in 1996. Of the remaining $554,250, $196,387 was paid to the Partnership during April 1998. The remaining $357,863 is expected to be paid to the Partnership upon the resolution of certain issues with the tenants in the condemnation proceedings during the second quarter of 1998. Amounts will be recorded as income when received.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 18,456 Interests and cash of $1,577,712 in the Early Investment Incentive Fund.

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

(e)(i) Agreement of Sale and attachment thereto relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated January 14, 1997, is incorporated herein by reference.

(e)(ii) First Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(ii) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(e)(iii) Second Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(iii) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(e)(iv) Third Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (10)(a)(iv) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the three months ended March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PENSION INVESTORS-VII

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                    Thomas E. Meador
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) of Balcor
                                    Mortgage Advisors-VII, the General Partner

                              By:/s/Jayne A. Kosik
                                  -----------------------------
                                    Jayne A. Kosik
                                    Senior Managing Director and Chief
                                    Financial Officer (Principal Accounting
                                    Officer)of Balcor Mortgage Advisors-VII,
                                    the General Partner



Date: May 6, 1998
      ---------------------------