Form 10-Q
period 1998-06-30
BALCOR PENSION INVESTORS VII
filed 1998-08-13
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   2,463,061  $   1,983,142
Accounts and accrued interest receivable             6,013         26,582
                                             -------------- --------------
                                             $   2,469,074  $   2,009,724
                                             ============== ==============


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       3,372  $      24,673
Due to affiliates                                   67,879         41,771
                                             -------------- --------------
     Total liabilities                              71,251         66,444
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (461,470
  Interests issued and outstanding)              2,507,131      2,058,244
General Partner's deficit                         (109,308)      (114,964)
                                             -------------- --------------
    Total partners' capital                      2,397,823      1,943,280
                                             -------------- --------------
                                             $   2,469,074  $   2,009,724
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                  1998           1997
                                             -------------- --------------
Income:
  Interest on short-term investments         $      63,289  $     335,429
  Recovery of losses on real estate                                95,250
  Other income                                     554,250
                                             -------------- --------------
    Total income                                   617,539        430,679
                                             -------------- --------------
Expenses:
  Loss (income) from operations
    of real estate held for sale                     7,541       (905,888)
  Administrative                                   155,455        391,191
                                             -------------- --------------
    Total expenses                                 162,996       (514,697)
                                             -------------- --------------
Income before gain on sales and
  affiliate's participation in
  income of joint venture                          454,543        945,376
Gain on sales of real estate                                    8,906,309
Affiliate's participation in
  income of joint venture                                        (659,794)
                                             -------------- --------------
Net income                                   $     454,543  $   9,191,891
                                             ============== ==============
Net income allocated to General Partner      $       5,656  $   1,994,316
                                             ============== ==============
Net income allocated to Limited Partners     $     448,887  $   7,197,575
                                             ============== ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)
  - Basic and Diluted                        $        0.97  $       15.60
                                             ============== ==============
Distributions to General Partner                     None   $     205,098
                                             ============== ==============
Settlement Distribution to Limited Partners          None   $      72,839
                                             ============== ==============
Distributions to Limited Partners                    None   $  15,643,833
                                             ============== ==============
Distributions per Limited Partnership
  Interest (461,470 issued and outstanding)          None   $       33.90
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998           1997
                                             -------------- --------------
Income:
  Income from operations of
    real estate held for sale                               $      68,454
  Interest on short-term investments         $      36,500        220,480
  Recovery of losses on real estate                                95,250
  Other income                                     554,250
                                             -------------- --------------
    Total income                                   590,750        384,184
                                             -------------- --------------
Expenses:
  Administrative                                    66,811        199,487
                                             -------------- --------------
    Total expenses                                  66,811        199,487
                                             -------------- --------------
Income before gain on sales and
  affiliate's participation in
  income of joint venture                          523,939        184,697
Gain on sales of real estate                                    8,906,309
Affiliate's participation in
  income of joint venture                                        (567,095)
                                             -------------- --------------
Net income                                   $     523,939  $   8,523,911
                                             ============== ==============
Net income allocated to General Partner      $       5,656  $   1,927,518
                                             ============== ==============
Net income allocated to Limited Partners     $     518,283  $   6,596,393
                                             ============== ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)
  - Basic and Diluted                        $        1.12  $       14.30
                                             ============== ==============
Distribution to General Partner                      None   $      51,275
                                             ============== ==============
Distribution to Limited Partners                     None   $   4,568,553
                                             ============== ==============
Distribution per Limited Partnership
  Interest (461,470 issued and outstanding)          None   $        9.90
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                   1998           1997
                                               ------------ --------------
Operating activities:
  Net income                                 $     454,543  $   9,191,891
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sales of real estate                             (8,906,309)
      Affiliate's participation in income
        of joint venture                                          659,794
      Amortization of deferred expenses                           215,662
      Recovery of losses on real estate                           (95,250)
      Payment of leasing commissions                             (145,488)
      Net change in:
        Accounts and accrued interest
          receivable                                20,569        210,805
        Prepaid expenses                                           61,204
        Accounts payable                           (21,301)       (22,547)
        Due to affiliates                           26,108         18,020
        Accrued real estate taxes                                (106,465)
        Security deposits                                         (70,823)
                                               ------------ --------------
  Net cash provided by operating activities        479,919      1,010,494
                                               ------------ --------------
Investing activities:
  Proceeds from sales of real estate                           35,900,000
  Payment of selling costs                                     (1,096,914)
  Escrow related to property sale                              (1,100,000)
  Improvements to properties                                     (369,518)
                                                            --------------
  Net cash provided by investing activities                    33,333,568
                                                            --------------
Financing activities:
  Distributions to Limited Partners                           (15,716,672)
  Distributions to General Partner                               (205,098)
  Contribution by General Partner                                 115,368
  Distribution to joint venture partner -
    affiliate                                                     (67,898)
                                                            --------------
  Net cash used in financing activities                       (15,874,300)
                                               ------------ --------------
Net change in cash and cash equivalents            479,919     18,469,762
Cash and cash equivalents at beginning
  of year                                        1,983,142     17,297,262
                                               ------------ --------------
Cash and cash equivalents at end of period   $   2,463,061  $  35,767,024
                                               ============ ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The income allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining three real estate investments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 18,715       $ 7,791    $ 67,879

The General Partner made a contribution to the Partnership of $115,368 during 1997 in connection with the settlement of certain litigation.

4. Other Income:

The Partnership received $554,250 during the second quarter of 1998 relating to the condemnation of a portion of the land at the Butler Plaza Shopping Center during 1996. This amount has been recognized as other income for financial statement purposes.

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. Two of these loans were repaid, five properties were acquired through foreclosure and subsequently sold and one of the loans was sold. In addition, the Partnership purchased and subsequently sold one property. As of June 30, 1998, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

As a result of the sales of the Partnership's remaining three real estate investments during the second quarter of 1997, the Partnership recognized significant gains on sales of real estate during 1997, and income from operations of real estate held for sale ceased. The Partnership's operations in 1998 consist primarily of other income from the settlement of the Butler Plaza Shopping Center condemnation proceedings and interest income on short-term investments, which were partially offset by administrative expenses. As a result, the Partnership's net income decreased during the six months and quarter ended June 30, 1998 as compared to the same periods in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

During 1997, income from operations of real estate held for sale represented the net operations of the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale. These properties were generating income prior to their sales in

1997. The Partnership paid certain expenditures during the first quarter of 1998 related to certain of these sold properties which is the reason the Partnership recognized a loss from operations of real estate held for sale for the six months ended June 30, 1998.

As a result of higher average cash balances in 1997 due to the investment of proceeds received from property sales during the fourth quarter of 1996 prior to distribution to Limited Partners in 1997 and the investment of proceeds received from property sales during the second quarter of 1997 prior to distribution to Limited Partners in July 1997, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership received $554,250 during the second quarter of 1998 relating to the condemnation of a portion of the land at the Butler Plaza Shopping Center during 1996. This amount has been recognized as other income for financial statement purposes.

The Partnership incurred lower legal, accounting, portfolio management and bank fees during 1998 as compared to 1997. In addition, during February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was accounted for as an administrative expense. As a result, administrative expenses decreased during 1998 as compared to 1997.

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

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership increased by approximately $480,000 as of June 30, 1998, when compared to December 31, 1997 due to cash flow provided by operating activities. These activities consisted primarily of income received in connection with the settlement of the Butler Plaza Shopping Center condemnation proceedings and interest income earned on short-term investments which were partially offset by the payment of administrative and operating expenses related to sold properties.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining three real estate investments. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

In 1996, the Partnership was awarded $300,300 in connection with the condemnation of a portion of the land at the Butler Plaza Shopping Center. The Partnership as well as tenants at the property were parties to the condemnation proceedings. In 1997, the Partnership agreed to resolve the land condemnation by receiving an additional $367,850. The Partnership received $113,900 in 1996. The Partnership received the remaining $554,250 during the second quarter of 1998 after certain issues with the tenants at the property were resolved.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 18,456 Interests and cash of $1,577,712 in the Early Investment Incentive Fund.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of Jonathan's Landing Apartments previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated August 30, 1996, is incorporated herein by reference.

(a)(ii) First Amendment to the Agreement of Sale relating to the sale of Jonathan's Landing Apartments previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q dated September 30, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (99) to the Registrant's Current Report on Form 8-K dated January 14, 1997, is incorporated herein by reference.

(b)(ii) First Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(ii) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(b)(iii) Second Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit
(10)(a)(iii) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(b)(iv) Third Amendment to Agreement of Sale relating to the sale of the U.S. West Office Building, Murray, Utah, previously filed as Exhibit (10)(a)(iv) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(c)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f)(ii) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(d)(i) Agreement to Purchase Loan Documents relating to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(d)(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g)(ii) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



Date: August 13, 1998
      ---------------------------