Form 10-Q
period 1998-09-30
BALCOR PENSION INVESTORS VII
filed 1998-11-13
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   2,448,501  $   1,983,142
Accounts and accrued interest receivable           617,523         26,582
                                             -------------- --------------
                                             $   3,066,024  $   2,009,724
                                             ============== ==============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       8,003  $      24,673
Due to affiliates                                   67,226         41,771
                                             -------------- --------------
     Total liabilities                              75,229         66,444
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (461,470
  Interests issued and outstanding)              3,060,483      2,058,244
General Partner's deficit                          (69,688)      (114,964)
                                             -------------- --------------
    Total partners' capital                      2,990,795      1,943,280
                                             -------------- --------------
                                             $   3,066,024  $   2,009,724
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                  1998           1997
                                             -------------- --------------
Income:
  Interest on short-term investments         $     143,415  $     597,485
  Recovery of losses on real estate                                95,250
  Other income                                   1,114,250
  (Loss) income from operations
    of real estate held for sale                    (7,541)       913,916
                                             -------------- --------------
    Total income                                 1,250,124      1,606,651
                                             -------------- --------------
Expenses:
  Administrative                                   202,609        461,824
                                             -------------- --------------
    Total expenses                                 202,609        461,824
                                             -------------- --------------
Income before gain on sales and
  affiliate's participation in
  income of joint venture                        1,047,515      1,144,827
Gain on sales of real estate                                    8,906,309
Affiliate's participation in
  income of joint venture                                        (659,794)
                                             -------------- --------------
Net income                                   $   1,047,515  $   9,391,342
                                             ============== ==============
Net income allocated to General Partner      $      45,276  $   1,998,774
                                             ============== ==============
Net income allocated to Limited Partners     $   1,002,239  $   7,392,568
                                             ============== ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)
  - Basic and Diluted                        $        2.17  $       16.02
                                             ============== ==============
Distributions to General Partner                     None   $     333,285
                                             ============== ==============
Settlement Distribution to Limited Partners          None   $      72,839
                                             ============== ==============
Distributions to Limited Partners                    None   $  32,718,223
                                             ============== ==============
Distributions per Limited Partnership
  Interest (461,470 issued and outstanding)          None   $       70.90
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Income from operations of
    real estate held for sale                               $       8,028
  Interest on short-term investments         $      80,126        262,056
  Other income                                     560,000
                                             -------------- --------------
    Total income                                   640,126        270,084
                                             -------------- --------------
Expenses:
  Administrative                                    47,154         70,633
                                             -------------- --------------
    Total expenses                                  47,154         70,633
                                             -------------- --------------
Net income                                   $     592,972  $     199,451
                                             ============== ==============
Net income allocated to General Partner      $      39,620  $       4,458
                                             ============== ==============
Net income allocated to Limited Partners     $     553,352  $     194,993
                                             ============== ==============
Net income per Limited Partnership Interest
  (461,470 issued and outstanding)
  - Basic and Diluted                        $        1.20  $        0.42
                                             ============== ==============
Distribution to General Partner                      None   $     128,187
                                             ============== ==============
Distribution to Limited Partners                     None   $  17,074,390
                                             ============== ==============
Distribution per Limited Partnership
  Interest (461,470 issued and outstanding)          None   $       37.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                   1998           1997
                                             -------------- --------------
Operating activities:
  Net income                                 $   1,047,515  $   9,391,342
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sales of real estate                             (8,906,309)
      Affiliate's participation in income
        of joint venture                                          659,794
      Amortization of deferred expenses                           215,662
      Recovery of losses on real estate                           (95,250)
      Payment of leasing commissions                             (145,488)
      Net change in:
        Accounts and accrued interest
          receivable                              (590,941)       185,907
        Prepaid expenses                                           61,204
        Accounts payable                           (16,670)      (236,312)
        Due to affiliates                           25,455           (451)
        Accrued real estate taxes                                (106,465)
        Security deposits                                         (70,823)
                                             -------------- --------------
  Net cash provided by operating activities        465,359        952,811
                                             -------------- --------------
Investing activities:
  Proceeds from sales of real estate                           35,900,000
  Payment of selling costs                                     (1,096,914)
  Escrow related to property sale                              (1,100,000)
  Release of escrow related to property sale                      540,000
  Improvements to properties                                     (369,518)
                                                            --------------
  Net cash provided by investing activities                    33,873,568
                                                            --------------
Financing activities:
  Distributions to Limited Partners                           (32,791,062)
  Distributions to General Partner                               (333,285)
  Contribution by General Partner                                 115,368
  Distributions to joint venture partner -
    affiliate                                                  (4,243,964)
                                                            --------------
  Net cash used in financing activities                       (37,252,943)
                                             -------------- --------------
Net change in cash and cash equivalents            465,359     (2,426,564)
Cash and cash equivalents at beginning
  of year                                        1,983,142     17,297,262
                                             -------------- --------------
Cash and cash equivalents at end of period   $   2,448,501  $  14,870,698
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 36,203       $ 17,488   $ 67,226

The General Partner made a contribution to the Partnership of $115,368 during 1997 in connection with the settlement of certain litigation.

4. Other Income:

(a) The Partnership received $554,250 during the second quarter of 1998 relating to the condemnation of a portion of the land at the Butler Plaza Shopping Center during 1996. This amount was recognized as other income for financial statement purposes.

(b) In 1997, the Partnership sold the U.S. West Direct Center Office Building. Pursuant to the terms of the sale, $560,000 of the sales proceeds was held in escrow to be used for the potential payment of costs relating to the removal of soil contamination at the property. This amount was recorded as a reduction to the sales price of the property for financial statement purposes at the date of sale. No amounts were expended and the full amount of the escrow was released to the Partnership in November 1998, along with accrued interest of $45,588. The $560,000 escrow amount has been recognized as other income for financial statement purposes during the quarter ended September 30, 1998.

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

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. Two of these loans were repaid, five properties were acquired through foreclosure and subsequently sold and one of the loans was sold. In addition, the Partnership purchased and subsequently sold one property. As of September 30, 1998, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1998 consisted primarily of interest income earned on short-term investments, income resulting from the release to the Partnership of escrow funds in connection with the sale of the U.S. West Direct Center Office Building and income received in connection with the settlement of the Butler Plaza Shopping Center condemnation proceedings, which were partially offset by the payment of administrative expenses. As a result, the Partnership recognized net income for the nine months and quarter ended September 30, 1998. During the second quarter of 1997, the Partnership recognized significant gains on sales of its remaining three real estate investments which were generating income prior to their sales. As a result, the Partnership recognized net income for the nine months ended September 30, 1997. The operations of the Partnership during the quarter ended September 30, 1997 consisted primarily of interest income earned on short-term investments, which was partially offset by the payment of administrative expenses. As a result, the Partnership generated income for the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

During 1997, income from operations of real estate held for sale represented the net operations of the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills

Apartments, which was accounted for as real estate held for sale. These properties were generating income prior to their sales in 1997. The Partnership paid certain expenditures during the first quarter of 1998 related to certain of these sold properties which is the reason the Partnership recognized a loss from operations of real estate held for sale for the nine months ended September 30, 1998.

Primarily as a result of higher average cash balances in 1997 due to the investment of proceeds received from property sales during the fourth quarter of 1996 prior to distribution to Limited Partners in 1997 and the investment of proceeds received from property sales during the second quarter of 1997 prior to distribution to Limited Partners in July 1997 and October 1997, interest income on short-term investments decreased during 1998 as compared to 1997.

The Partnership received $554,250 during the second quarter of 1998 relating to the condemnation of a portion of the land at the Butler Plaza Shopping Center during 1996. The Partnership received $560,000 during November 1998 in connection with the release of an escrow related to the sale of the U.S. West Direct Center Office Building. These amounts have been recognized as other income for financial statement purposes. See Note 4 of Notes to Financial Statements for additional information.

The Partnership incurred lower legal, accounting and portfolio management fees and printing and postage costs during the nine months ended September 30, 1998 as compared to the same period in 1997. In addition, during February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was accounted for as an administrative expense. As a result, administrative expenses decreased during the nine months ended September 30, 1998 as compared to the same period in 1997.

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

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership increased by approximately $465,000 as of September 30, 1998, when compared to December 31, 1997 due to cash flow provided by operating activities. These activities consisted primarily of income received in connection with the settlement of the Butler Plaza Shopping Center condemnation proceedings and interest income earned on short-term investments which were partially offset by the payment of administrative and operating expenses related to sold properties.

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

In 1997, the Partnership sold the U.S. West Direct Center Office Building. Pursuant to the terms of the sale, $1,100,000 of the proceeds was placed in escrow. Of this amount, $540,000 was paid to the Partnership in 1997. The remaining $560,000 was held in escrow to be used for the potential payment of costs relating to the removal of soil contamination at the property. This amount remained in escrow until November 1998, at which time it was released to the Partnership in full, along with accrued interest of $45,588.

In 1996, the Partnership was awarded $300,300 in connection with the condemnation of a portion of the land at the Butler Plaza Shopping Center and received $113,900 at that time. The Partnership as well as tenants at the property were parties to the condemnation proceedings. In 1997, the Partnership agreed to resolve the land condemnation and received an additional award of $367,850 bringing the total amount of the award to $668,150. The Partnership received the remaining $554,250 during the second quarter of 1998 after certain issues with the tenants at the property were resolved.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 18,456 Interests and cash of $1,577,712 in the Early Investment Incentive Fund.

To date, Limited Partners have received distributions of $123.06 of Cash Flow from operations and a return of Original Capital of $187.09, totaling $310.15 per $250 Interest. The available proceeds from the release of the U.S. West Direct Center Office Building escrow and the Butler Plaza Shopping Center condemnation proceeds will be distributed to Limited Partners in late 1998.

 No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Amounts allocated to the Early Investment Incentive Fund will also be distributed at that time.

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

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f) to the Registrant's Annual Report on Form 10-K dated December 31, 1996, is incorporated herein by reference.

(b)(ii) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Butler Plaza Shopping Center, Orlando, Florida, previously filed as Exhibit (10)(f)(ii) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(c)(i) Agreement to Purchase Loan Documents relating to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(c)(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g)(ii) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

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




Date: November 13, 1998
      ---------------------------