Form 10-K
period 1998-12-31
BALCOR PENSION INVESTORS VII
filed 1999-03-19
CIK 783456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Pension Investors-VII (the "Registrant") is a limited partnership formed in 1985 under the laws of the State of Illinois. The Registrant raised $115,367,500 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded eight loans. Five properties were acquired through foreclosure. In addition, one property adjacent to a property acquired through foreclosure was purchased by the Registrant. The Registrant has since disposed of all of these investments.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in June 1997. The Registrant has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

The Registrant no longer has an ownership interest in any real estate investments. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors-VII, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3.  Legal Proceedings
--------------------------

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 14,966.

Item 6. Selected Financial Data
-------------------------------
                                        Year ended December 31,
                      ------------------------------------------------------
                         1998        1997       1996       1995       1994
                      ---------- ---------- ---------- ---------- ----------
Total income          $1,284,498$1,580,407  $8,479,046 $7,382,764 $9,012,908
Recovery of losses on
  loans, real estate
  and accrued interest
  receivable                None      None   2,080,943       None  1,137,000
Provision for
  potential losses on
  loans, real estate
  and accrued interest
  receivable                None      None   3,935,000       None  1,137,000
Income before extra-
  ordinary item        1,013,243 8,240,101   7,248,516  5,424,542  6,238,369
Net income             1,013,243 8,240,101   7,167,815  5,424,542  6,238,369
Net income per
  Limited Partnership
  Interest-Basic and
  Diluted                   2.05     13.53       13.97      10.58      12.17
Total assets           1,875,388 2,009,724  43,826,611 94,180,552 89,991,386
Mortgage note
  payable                   None      None        None  4,887,630  4,941,641
Distributions per
  Limited Partnership
  Interest (A)              2.38   99.10(B)      72.16      20.48      12.00

(A) These amounts include distributions of original capital of $1.20, $92.60, $58.16 and $11.48 per Limited Partnership Interest for the years 1998, 1997, 1996 and 1995, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors - VII (the "Partnership") sold four real estate investments during 1996 and sold its remaining three real estate investments in 1997. During 1998, the operations of the Partnership consisted primarily of interest income earned on short-term investments, income resulting from the release to the Partnership of escrow funds in connection with the sale of the U.S. West Direct Center Office Building and income received in connection with the settlement of the Butler Plaza Shopping Center condemnation proceedings, which were partially offset by the payment of administrative expenses. As a result of the sales of the Partnership's remaining properties in 1997 and the net gains recognized in connection with the sales, net income decreased during 1998 as compared to 1997. The Partnership recognized net gains in connection with the 1997 and 1996 sales and income from operations of real estate held for sale decreased during 1997 as compared to 1996. During 1996, the Partnership recognized a recovery of a previously established loss allowance related to the sale of Sand Pebble Village - Phase I Apartments and also recognized a provision for potential losses related to the Butler Plaza Shopping Center. The combined effect of these events resulted in an increase in net income during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

During 1997, the Partnership sold its three remaining properties, the U.S. West Direct Center Office Building, the Butler Plaza Shopping Center and the loan collateralized by Whispering Hills Apartments, which was accounted for as real estate held for sale, and recognized net gains in connection with these sales of $7,887,309. These properties were generating income prior to their sales in 1997. The Partnership paid certain expenditures in 1998 related to certain of these sold properties which is the reason the Partnership recognized a loss from operations of real estate held for sale during 1998.

Primarily as a result of higher average cash balances in 1997 due to the investment of proceeds received from the 1997 and 1996 property sales prior to distribution to the partners in January and April 1997, interest income on short-term investments decreased during 1998 as compared to 1997.

During 1998, the Partnership received $554,250 relating to the 1996 condemnation of a portion of the land at the Butler Plaza Shopping Center. The Partnership also received $560,000 during 1998 in connection with the receipt of an escrow related to the sale of the U.S. West Direct Center Office Building, which was recognized as a reduction of the gain in the prior year. During 1997, the Partnership received partial refunds of prior years' insurance premiums relating to the Partnership's properties. These amounts have been recognized as other income for financial statement purposes.

The Partnership incurred lower legal, accounting and portfolio management fees and bank charges during 1998 as compared to 1997. In addition, during February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership which was accounted for as an administrative expense. As a result, administrative expenses decreased during 1998 as compared to 1997.

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

1997 Compared to 1996
---------------------

The Partnership sold the Sand Pebble Village - Phases I and II, Hickory Creek and Jonathan's Landing apartment complexes during 1996 and recognized net gains in connection with these sales of $8,104,310. The Partnership sold its three remaining properties in 1997, as described above. All of these properties were generating income from operations prior to their sales. As a result, income from operations of real estate held for sale decreased during 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $118,000 as of December 31, 1998, when compared to December 31, 1997. Cash flow provided by operating activities of approximately $1,041,000 consisted primarily of the receipt of escrow funds in connection with the sale of the U.S. West Direct Center Office Building, income received in connection with the settlement of the Butler Plaza Shopping Center condemnation proceedings and interest income earned on short-term investments which were partially offset by the payment of administrative and operating expenses related to sold properties. Cash of approximately $1,159,000 was used in financing activities to pay a distribution to the Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

In 1996, the Partnership was awarded $300,300 in connection with the condemnation of a portion of the land at the Butler Plaza Shopping Center and received $113,900 at that time. The Partnership as well as tenants at the property were parties to the condemnation proceedings. In 1997, the Partnership agreed to resolve the land condemnation and received an additional award of $367,850 bringing the total amount of the award to $668,150. The Partnership received the remaining $554,250 during 1998 after certain issues with the tenants at the property were resolved.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 18,456 Interests and cash of $1,592,852 in the Early Investment Incentive Fund.

The Partnership made distributions in 1998, 1997 and 1996 totaling $2.38, $99.10 and $72.16 per Limited Partnership Interest, respectively. See Statements of Partners' Capital for additional information. Distributions per Interest were comprised of $1.18 of Cash Flow and $1.20 of Mortgage Reductions in 1998, $6.50 of Cash Flow and $92.60 of Mortgage Reductions in 1997 and $14.00 of Cash Flow and $58.16 of Mortgage Reductions in 1996.

In December 1998, the Partnership paid a distribution of $1,098,299 ($2.38 per Interest) to the holders of Limited Partnership Interests consisting of Cash Flow of $1.18 per Interest and Mortgage Reductions of $1.20 per Interest. This distribution represents available proceeds from the release of the U.S. West Direct Center Office Building escrow and the Butler Plaza Shopping Center condemnation proceeds. Including the December 1998 distribution, Limited Partners have received distributions of $124.24 of Cash Flow from operations and a return of Original Capital of $188.29, totaling $312.53 per $250 Interest. In December 1998, the Partnership also paid $45,419 to the General Partner as its distributive share of the Cash Flow distributed and made a contribution to the Early Investment Incentive Fund of $15,140. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Amounts allocated to the Early Investment Incentive Fund will also be distributed at that time.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VII, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

        TITLE                                     OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 349 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(a)(i) Agreement to Purchase Loan Documents relating to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g) to the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement to Purchase Loan Documents related to the sale of the loan collateralized by the Whispering Hills Apartments, Overland Park, Kansas, previously filed as Exhibit (10)(g)(ii) to the Registrant's Quarterly Report on Form 10-Q dated June 30, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VII


                         By: /s/ Jayne A. Kosik
                             --------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor Mortgage
                             Advisors-VII, the General Partner

Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                      Date
----------------------   ---------------------------------   --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
                         Advisors-VII, the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Mortgage Advisors-VII,
/s/ Jayne A. Kosik       the General Partner                March 19, 1999
------------------                                          --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-VII:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Pension Investors-VII
An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                1998             1997
                                           --------------   --------------
Cash and cash equivalents                  $   1,865,288    $   1,983,142
Accounts and accrued interest receivable          10,100           26,582
                                           --------------   --------------
                                           $   1,875,388    $   2,009,724
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      26,759    $      24,673
Due to affiliates                                 50,964           41,771
                                           --------------   --------------
    Total liabilities                             77,723           66,444
                                           --------------   --------------
Commitments and contingencies

Limited Partners' capital (461,470
  Interests issued and outstanding)            1,906,513        2,058,244
General Partner's deficit                       (108,848)        (114,964)
                                           --------------   --------------
    Total partners' capital                    1,797,665        1,943,280
                                           --------------   --------------
                                           $   1,875,388    $   2,009,724
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
            for the years ended December 31, 1998, 1997, and 1996


                                   Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                 General        Limited
                                    Total        Partner        Partners
                                ------------- -------------  -------------
Balance at December 31, 1995    $ 66,575,313  $ (1,894,580)  $ 68,469,893

Cash distributions to:
  Limited Partners (A)           (33,299,674)                 (33,299,674)
  General Partner                   (717,842)     (717,842)
Net income for the year
  ended December 31, 1996          7,167,815       716,782      6,451,033
                                ------------- -------------  -------------
Balance at December 31, 1996      39,725,612    (1,895,640)    41,621,252

Cash distributions to:
  Limited Partners (A)           (45,804,516)                 (45,804,516)
  General Partner                   (333,285)     (333,285)
Cash contribution                    115,368       115,368
Net income for the year
  ended December 31, 1997          8,240,101     1,998,593      6,241,508
                                ------------- -------------  -------------
Balance at December 31, 1997       1,943,280      (114,964)     2,058,244

Cash distributions to:
  Limited Partners (A)            (1,098,299)                  (1,098,299)
  General Partner                    (60,559)      (60,559)
Net income for the year
  ended December 31, 1998          1,013,243        66,675        946,568
                                ------------- -------------  -------------
Balance at December 31, 1998    $  1,797,665  $   (108,848)  $  1,906,513
                                ============= =============  =============

(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                     1998          1997           1996
                                 ------------  ------------  -------------
                First Quarter           None       $24.00(B)        $3.00
                Second Quarter          None         9.90            5.16
                Third Quarter           None        37.00            3.00
                Fourth Quarter         $2.38        28.20           61.00

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

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
            for the years ended December 31, 1998, 1997, and 1996


                                    1998          1997           1996
                                ------------- -------------  -------------
Income:
  (Loss) income from operations
    of real estate held for
    sale                        $     (6,941) $    917,073   $  5,629,880
  Interest on short-term
    investments                      177,189       659,774        768,223
  Recovery of losses on
    real estate held for sale                                   2,080,943
  Other income                     1,114,250         3,560
                                ------------- -------------  -------------
    Total income                   1,284,498     1,580,407      8,479,046
                                ------------- -------------  -------------
Expenses:
  Provision for potential
    losses on real estate
    held for sale                                               3,935,000
  Administrative                     271,255       567,821        880,486
                                ------------- -------------  -------------
    Total expenses                   271,255       567,821      4,815,486
                                ------------- -------------  -------------
Income before gain on sales,
  affiliates' participation in
  income of joint ventures and
  extraordinary item               1,013,243     1,012,586      3,663,560
Net gain on sales of real estate                 7,887,309      8,104,310
Affiliates' participation in
  income of joint ventures                        (659,794)    (4,519,354)
                                ------------- -------------  -------------
Income before extraordinary
  item                             1,013,243     8,240,101      7,248,516
                                ------------- -------------  -------------
Extraordinary item:
  Debt extinguishment expense                                    (145,775)
  Affiliate's participation in
    debt extinguishment expense                                    65,074
                                                             -------------
      Total extraordinary item                                    (80,701)
                                ------------- -------------  -------------
Net income                      $  1,013,243  $  8,240,101   $  7,167,815
                                ============= =============  =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997, and 1996
                                 (Continued)


                                    1998          1997           1996
                                ------------- -------------  -------------
Income before extraordinary item
  allocated to General Partner  $     66,675  $  1,998,593   $    724,852
                                ============= =============  =============
Income before extraordinary item
  allocated to Limited Partners $    946,568  $  6,241,508   $  6,523,664
                                ============= =============  =============
Income before extraordinary
  item per Limited Partnership
  Interest (461,470 issued and
  outstanding) - Basic and
  Diluted                       $       2.05  $      13.53   $      14.13
                                ============= =============  =============
Extraordinary item allocated to
  General Partner                       None          None   $     (8,070)
                                ============= =============  =============
Extraordinary item allocated to
  Limited Partners                      None          None   $    (72,631)
                                ============= =============  =============
Extraordinary item allocated per
  Limited Partnership Interest
  (461,470 issued and
  outstanding) - Basic and
  Diluted                               None          None   $      (0.16)
                                ============= =============  =============
Net income allocated to
  General Partner               $     66,675  $  1,998,593   $    716,782
                                ============= =============  =============
Net income allocated to
  Limited Partners              $    946,568  $  6,241,508   $  6,451,033
                                ============= =============  =============
Net income allocated per Limited
  Partnership Interest (461,470
  issued and outstanding) -
  Basic and Diluted             $       2.05  $      13.53   $      13.97
                                ============= =============  =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1998, 1997, and 1996


                                     1998          1997           1996
                                ------------- -------------  -------------
Operating activities:
  Net income                    $  1,013,243  $  8,240,101   $  7,167,815
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Affiliates'
        participation in income
        of joint ventures                          659,794      4,519,354
      Affiliate's participation
        in debt extinquishment
        expense                                                   (65,074)
      Net gain on sales of
        real estate                             (7,887,309)    (8,104,310)
      Amortization of
        deferred expenses                          215,662         25,522
      Recovery of losses on
        real estate held for sale                              (2,080,943)
      Provision for potential
        losses on real estate
        held for sale                                           3,935,000
      Payment of leasing
        commissions                               (145,488)
      Net change in:
        Escrow deposits                                            80,519
        Accounts and accrued
          interest receivable         16,482       385,130       (223,074)
        Prepaid expense                             61,204         59,698
        Accounts payable               2,086      (226,452)         1,493
        Due to affiliates              9,193       (46,645)        61,800
        Accrued liabilities                       (106,465)      (175,311)
        Security deposits                          (70,823)      (339,795)
                                ------------- -------------  -------------
  Net cash provided by
    operating activities           1,041,004     1,078,709      4,862,694
                                ------------- -------------  -------------

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997, and 1996
                                 (Continued)


                                     1998          1997           1996
                                ------------- -------------  -------------
Investing activities:
  Proceeds relating to land
    condemnation                                             $    113,900
  Proceeds from sales of
    real estate                               $ 35,340,000     67,100,000
  Payment of selling costs                      (1,096,914)    (1,850,620)
  Improvements to properties                      (369,518)
                                              -------------  -------------
  Net cash provided by
    investing activities                        33,873,568     65,363,280
                                              -------------  -------------
Financing activities:
  Distributions to Limited
    Partners                    $ (1,098,299)  (45,804,516)   (33,299,674)
  Distributions to General
    Partner                          (60,559)     (333,285)      (717,842)
  Contribution by General Partner                  115,368
  Distributions to joint
    venture partners -
    affiliates                                  (4,243,964)   (22,619,077)
  Repayment of mortgage
    note payable                                               (4,859,155)
  Principal payments on mortgage
    note payable                                                  (28,475)
                                ------------- -------------  -------------
  Net cash used in financing
    activities                    (1,158,858)  (50,266,397)   (61,524,223)
                                ------------- -------------  -------------
Net change in cash and cash
  equivalents                       (117,854)  (15,314,120)     8,701,751
Cash and cash equivalents at
  beginning of year                1,983,142    17,297,262      8,595,511
                                ------------- -------------  -------------
Cash and cash equivalents at
  end of year                   $  1,865,288  $  1,983,142   $ 17,297,262
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 14 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(b) Income from operations of real estate held for sale was reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) The General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and were recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon disposition of a property, the remaining unamortized balance was recognized as amortization expense.

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

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

(i) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on October 25, 1985. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 1,600,000 Limited Partnership Interests at $250 per Interest, 461,470 of which were sold on or prior to January 31, 1987, the termination date of the offering.

Pursuant to the Partnership Agreement, the results of operations are allocated 90% to Limited Partners and 10% to the General Partner, of which 2.5% relates to the Early Investment Incentive Fund. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

To the extent that Cash Flow was distributed, distributions were made as follows: (i) 90% was distributed to the Limited Partners, (ii) 7.5% was distributed to the General Partner, and (iii) an additional 2.5% was distributed to the General Partner and constitutes the Early Investment Incentive Fund (the "Fund"). Amounts placed in the Fund were available, at the sole discretion of the General Partner and subject to certain limitations, to be used to repurchase Interests from existing Limited Partners. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund and were available to repurchase additional Interests.
In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. Upon the liquidation of the Partnership, the General Partner will return to the Partnership for distribution to Early Investors an amount not to exceed the 2.5% share originally allocated to the Fund. As of December 31, 1998, there were 18,456 Interests and cash of $1,592,852 in the Early Investment Incentive Fund. All Limited Partners are Early Investors.

5. Allowances for Losses on Loans and Real Estate Held for Sale:

There was no activity recorded in the allowance for losses on loans during the three years ended December 31, 1998.

Activity recorded in the allowance for losses on real estate held for sale during the three years ended December 31, 1998 is described in the table below:

                                    1998          1997          1996
                                ------------  -----------    -----------
   Balance at beginning of
    year                               None  $ 3,935,000    $ 4,537,000
   Provision charged to
    income                             None         None      3,935,000
   Recovery of provision
    previously charged
    to income                          None         None    (2,080,943)
   Direct write-off of
    loans against allowance            None   (3,935,000)   (2,456,057)
                                -----------   -----------    -----------
   Balance at the end of
     the year                          None         None    $ 3,935,000
                                ===========   ===========    ===========
6. Interest Expense:

During 1996, the Partnership incurred and paid interest expense on the Sand Pebble Village Apartments - Phase II mortgage note payable of $202,127.

7. Management Agreements:

The Partnership's properties were managed by third party management companies prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts for the residential properties and 3% to 6% of gross operating receipts for the commercial properties.

8. Transactions with Affiliates:
Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                           -------------    -------------   --------------
                            Paid Payable     Paid Payable    Paid  Payable
                           -------------    -------------   --------------
Mortgage servicing fees None None $17,172 None $41,703 $2,453 Reimbursement of expenses to the General Partner
  at cost:
    Accountin            $14,296 $11,256   31,468  $8,822   15,468  10,460
    Data processing        2,328     872    3,807    None    3,844    None
    Legal                  8,220   6,742   18,158   4,985   11,735   7,936
    Portfolio managemen   39,596  32,094  101,652  27,913   79,836  56,585
    Other                     51    None    3,809      51   16,240  10,982

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner (the Balcor Company) which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $23,141 for 1996.

The General Partner made a contribution of $115,368 in connection with the settlement of certain litigation as further discussed in Note 11 of Notes to Financial Statements.

9. Property Sales:

(a) In April 1997, the Partnership sold the U.S. West Direct Center Office Building in an all cash sale for $14,250,000. Pursuant to the terms of the sale, $1,100,000 of the proceeds was placed in escrow. Of this amount, $540,000 was returned to the Partnership in September 1997 and the remaining $560,000 of the sales proceeds was held in escrow to be used for the potential payment of costs relating to the removal of soil contamination at the property. This amount was recorded as a reduction in the sales price for financial statement purposes at the date of sale. No amounts were expended and the full amount of the escrow was returned to the Partnership in November 1998 and was recognized as other income for financial statement purposes. The General Partner believes that the Partnership will have no further liability relating to environmental issues at the property. From the proceeds of the sale, the Partnership paid $324,819 in selling costs. The basis of the property was $6,812,133. For financial statement purposes, the Partnership recognized a gain of $6,553,048 from the sale of the property.

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

In 1996, the Partnership was awarded $300,300 in connection with the condemnation of a portion of the land at the property. The Partnership as well as tenants at the property were parties to the condemnation proceedings. In 1997, the Partnership agreed to resolve the land condemnation for an additional $367,850. The Partnership received $113,900 in 1996, which was recorded as a reduction to the carrying value of the property. The Partnership received the remaining $554,250 during 1998. This amount was recognized as other income for financial statement purposes.

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

10. Affiliates' Participation in Joint Ventures:

(a) The Partnership classified the first mortgage loan investment collateralized by the Whispering Hills Apartments as real estate held for sale. This investment was owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 75% to the Partnership and 25% to the affiliate. The joint venture sold this property during 1997. See Note 9 of Notes to Financial Statements for additional information.

(b) The Sand Pebble Village - Phases I and II apartment complexes were owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 55.37% to the Partnership and 44.63% to the affiliate. The joint venture sold these properties during 1996. See Note 9 of Notes to Financial Statements for additional information.

(c) The Jonathan's Landing Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 53.5% to the Partnership and 46.5% to the affiliate. The joint venture sold this property during 1996. See Note 9 of Notes to Financial Statements for additional information.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Distributions of $4,243,964 and $22,619,077 were made to the joint venture partners during 1997 and 1996, respectively. During 1997, the minority joint venture partner of the Whispering Hills Apartments was allocated its share of the gain on the sale of the property of $499,141. During 1996, the minority joint venture partner of the Sand Pebble Village - Phase II and Jonathan's Landing apartment complexes was allocated its share of the gains on the sales of these properties of $1,097,043 and $999,473, respectively. In addition, during 1996, the minority joint venture partner of the Sand Pebble Village - Phase I Apartments was allocated its share of a recovery of a previously established loss allowance of $928,725.

11. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy et al. vs. Balcor Pension Investors, et al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $115,368 to the Partnership, of which the plaintiff's counsel received $11,537 pursuant to the settlement agreement. In February 1997, the General Partner paid the remainder of the settlement of $103,831 ($0.22 per Interest) to members of the class. Of the settlement amount, $72,839 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $30,992 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $90,979 was the Partnership's share. The settlement had no material impact on the Partnership.

12. Other Income:

(a) The Partnership received $554,250 during 1998 relating to the condemnation of a portion of the land at the Butler Plaza Shopping Center during 1996. This amount was recognized as other income for financial statement purposes.

(b) In 1997, the Partnership sold the U.S. West Direct Center Office Building. Pursuant to the terms of the sale, $560,000 of the sales proceeds was held in escrow to be used for the potential payment of costs relating to the removal of soil contamination at the property. This amount was recorded as a reduction to the sales price of the property for financial statement purposes at the date of sale. No amounts were expended and the full amount of the escrow was released to the Partnership in November 1998, along with accrued interest of $45,588. The $560,000 escrow amount was recognized as other income for financial statement purposes during 1998.

13. Extraordinary Item:

In connection with the sale of Sand Pebble Village Apartments - Phase II in August 1996, the joint venture paid a prepayment penalty in the amount of $145,775 which was recognized as debt extinguishment expense and classified as an extraordinary item. The minority joint venture partner's share of the extraordinary item is $65,074.

14. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

[TEXT]