Form 10-Q
period 1999-03-31
BALCOR PENSION INVESTORS VII
filed 1999-05-12
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999            1998
                                              -------------  --------------
Cash and cash equivalents                     $  1,842,559   $   1,865,288
Accrued interest receivable                          8,239          10,100
Prepaid expense                                      1,896
                                              -------------  --------------
                                              $  1,852,694   $   1,875,388
                                              =============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     16,434   $      26,759
Due to affiliates                                   52,957          50,964
                                              -------------  --------------
     Total liabilities                              69,391          77,723
                                              -------------  --------------

Commitments and contingencies

Limited Partners' capital (461,470
  Interests issued and outstanding)              1,892,151       1,906,513
General Partner's deficit                         (108,848)       (108,848)
                                              -------------  --------------
    Total partners' capital                      1,783,303       1,797,665
                                              -------------  --------------
                                              $  1,852,694   $   1,875,388
                                              =============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                   1999            1998
                                              -------------  --------------
Income:
  Interest on short-term investments          $     22,870   $      26,789
                                              -------------  --------------
    Total income                                    22,870          26,789
                                              -------------  --------------

Expenses:
  Loss from operations of real estate
    held for sale                                                    7,541
  Administrative                                    37,232          88,644
                                              -------------  --------------
    Total expenses                                  37,232          96,185
                                              -------------  --------------
Net loss                                      $    (14,362)  $     (69,396)
                                              =============  ==============
Net loss allocated to General Partner                None            None
                                              =============  ==============
Net loss allocated to Limited Partners        $    (14,362)  $     (69,396)
                                              =============  ==============
Net loss per Limited Partnership Interest
  (461,470 issued and outstanding)- Basic
  and Diluted                                 $      (0.03)  $       (0.15)
                                              =============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                   1999            1998
                                              -------------  --------------
Operating activities:
  Net loss                                    $    (14,362)  $     (69,396)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                 1,861          16,543
        Prepaid expenses                            (1,896)         (2,066)
        Accounts payable                           (10,325)          6,193
        Due to affiliates                            1,993           9,771
                                              -------------  --------------
  Net cash used in operating activities            (22,729)        (38,955)
                                              -------------  --------------

Net change in cash and cash equivalents            (22,729)        (38,955)
Cash and cash equivalents at beginning of
  year                                           1,865,288       1,983,142
                                              -------------  --------------
Cash and cash equivalents at end of period    $  1,842,559   $   1,944,187
                                              =============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1999 are:

                                        Paid        Payable
                                    ------------   ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 9,132      $ 52,957

4. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. Two of these loans were repaid, five properties were acquired through foreclosure and subsequently sold and one of the loans was sold. In addition, the Partnership purchased and subsequently sold one property. As of March 31, 1999, the Partnership has no loans or real estate in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

Primarily as a result of lower interest rates, interest income on short-term investments decreased during 1999 as compared to 1998.

During 1998, the Partnership paid additional expenditures related to certain of the properties sold in 1997 and recognized a loss from operations of real estate held for sale.

Primarily due to a decrease in accounting, portfolio management and investor processing fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $23,000 as of March 31, 1999 when compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item
1. Legal Proceedings" for additional information.

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 18,456 Interests and cash of $1,592,852 in the Early Investment Incentive Fund.

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

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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




Date: May 12, 1999
      ------------