Form 10-Q
period 1999-06-30
BALCOR PENSION INVESTORS VII
filed 1999-08-10
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999           1998
                                             -------------- --------------
Cash and cash equivalents                    $   1,820,067  $   1,865,288
Accrued interest receivable                         10,626         10,100
                                             -------------- --------------
                                             $   1,830,693  $   1,875,388
                                             ============== ==============


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      11,617  $      26,759
Due to affiliates                                   51,579         50,964
                                             -------------- --------------
     Total liabilities                              63,196         77,723
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (461,470
  Interests issued and outstanding)              1,876,345      1,906,513
General Partner's deficit                         (108,848)      (108,848)
                                             -------------- --------------
    Total partners' capital                      1,767,497      1,797,665
                                             -------------- --------------
                                             $   1,830,693  $   1,875,388
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)


                                                  1999           1998
                                             -------------- --------------
Income:
  Interest on short-term investments         $      45,894  $      63,289
  Other income                                                    554,250
                                             -------------- --------------
    Total income                                    45,894        617,539
                                             -------------- --------------

Expenses:
  Loss from operations of real estate
    held for sale                                                   7,541
  Administrative                                    76,062        155,455
                                             -------------- --------------
    Total expenses                                  76,062        162,996
                                             -------------- --------------
Net (loss) income                            $     (30,168) $     454,543
                                             ============== ==============
Net (loss) income allocated to General
  Partner                                             None  $       5,656
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $     (30,168) $     448,887
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (461,470 issued and outstanding)
  - Basic and Diluted                        $       (0.07) $        0.97
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (Unaudited)

                                                  1999           1998
                                             -------------- --------------
Income:
  Interest on short-term investments         $      23,024  $      36,500
  Other income                                                    554,250
                                             -------------- --------------
    Total income                                    23,024        590,750
                                             -------------- --------------

Expenses:
  Administrative                                    38,830         66,811
                                             -------------- --------------
    Total expenses                                  38,830         66,811
                                             -------------- --------------
Net (loss) income                            $     (15,806) $     523,939
                                             ============== ==============
Net (loss) income allocated to General
  Partner                                            None   $       5,656
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $     (15,806) $     518,283
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (461,470 issued and outstanding)
  - Basic and Diluted                        $       (0.03) $        1.12
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                  1999           1998
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $     (30,168) $     454,543
  Adjustments to reconcile net (loss)
    income to net cash (used in) or
    provided by operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                  (526)        20,569
        Accounts payable                           (15,142)       (21,301)
        Due to affiliates                              615         26,108
                                             -------------- --------------
  Net cash (used in) or provided by
    operating activities                           (45,221)       479,919
                                             -------------- --------------

Net change in cash and cash equivalents            (45,221)       479,919
Cash and cash equivalents at beginning
  of year                                        1,865,288      1,983,142
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,820,067  $   2,463,061
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation was filed in May 1999. See Note 4 of Notes to Financial Statements for additional information regarding the Madison Avenue litigation. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1999 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost     $  18,536    $  9,404   $ 51,579

4. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. Two of these loans were repaid, five properties were acquired through foreclosure and subsequently sold and one of the loans was sold. In addition, the Partnership purchased and subsequently sold one property. As of June 30, 1999, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During the quarter ended June 30, 1998, the Partnership recognized other income related to the receipt of proceeds from the Butler Plaza Shopping Center land condemnation. Primarily as a result of this event, the Partnership recognized a net loss during the six months and quarter ended June 30, 1999 as compared to net income during the same periods in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the six months and quarters ended June 30, 1999 and 1998.

Primarily as a result of lower interest rates, interest income on short-term investments decreased during 1999 as compared to 1998. In addition, the Partnership had higher average cash balances in 1998 due to the investment of the Butler Plaza Shopping Center land condemnation proceeds received during the second quarter of 1998 prior to the distribution to Limited Partners in December 1998.

The Partnership received $554,250 during the second quarter of 1998 relating to the 1996 condemnation of a portion of the land at the Butler Plaza Shopping Center. This amount was recognized as other income for financial statement purposes.

During the first quarter of 1998, the Partnership paid additional expenditures related to certain of the properties sold in 1997 and recognized a loss from operations of real estate held for sale.

Primarily due to a decrease in accounting, portfolio management and investor processing fees, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $45,000 as of June 30, 1999 when compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation, described in Part II, Item 1, of this report, was filed in May 1999. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. Limited Partners should contact the Partnership if the suspension of transfers causes any extraordinary hardships. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1999, there were 18,456 Interests and cash of $1,592,852 in the Early Investment Incentive Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company,
-------------------------------------------------------------------------
et al.
------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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




Date: August 9, 1999
      --------------