Form 10-Q
period 1999-09-30
BALCOR PENSION INVESTORS VII
filed 1999-11-04
CIK 783456

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                   1999           1998
                                               ------------   ------------
Cash and cash equivalents                     $  1,843,637   $  1,865,288
Accrued interest receivable                          7,955         10,100
                                               ------------   ------------
                                              $  1,851,592   $  1,875,388
                                               ============   ============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     16,478   $     26,759
Due to affiliates                                   56,266         50,964
                                               ------------   ------------
     Total liabilities                              72,744         77,723
                                               ------------   ------------
Commitments and contingencies

Limited Partners' capital (461,470
  Interests issued and outstanding)              1,887,696      1,906,513
General Partner's deficit                         (108,848)      (108,848)
                                               ------------   ------------
    Total partners' capital                      1,778,848      1,797,665
                                               ------------   ------------
                                              $  1,851,592   $  1,875,388
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)


                                                   1999           1998
                                               ------------   ------------
Income:
  Interest on short-term investments          $     67,885   $    143,415
  Other income                                      29,234      1,114,250
                                               ------------   ------------
    Total income                                    97,119      1,257,665
                                               ------------   ------------
Expenses:
  Loss from operations of real estate
    held for sale                                                   7,541
  Administrative                                   115,936        202,609
                                               ------------   ------------
    Total expenses                                 115,936        210,150
                                               ------------   ------------
Net (loss) income                             $    (18,817)  $  1,047,515
                                               ============   ============
Net income allocated to General Partner               None   $     45,276
                                               ============   ============
Net (loss) income allocated to Limited
  Partners                                    $    (18,817)  $  1,002,239
                                               ============   ============
Net (loss) income per Limited Partnership
  Interest (461,470 issued and outstanding)
  - Basic and Diluted                         $      (0.04)  $       2.17
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1999 and 1998
                                  (Unaudited)

                                                   1999           1998
                                               ------------   ------------
Income:
  Interest on short-term investments          $     21,991   $     80,126
  Other income                                      29,234        560,000
                                               ------------   ------------
    Total income                                    51,225        640,126
                                               ------------   ------------
Expenses:
  Administrative                                    39,874         47,154
                                               ------------   ------------
    Total expenses                                  39,874         47,154
                                               ------------   ------------
Net income                                    $     11,351   $    592,972
                                               ============   ============
Net income allocated to General Partner               None   $     39,620
                                               ============   ============
Net income allocated to Limited Partners      $     11,351   $    553,352
                                               ============   ============
Net income per Limited Partnership
  Interest (461,470 issued and outstanding)
  - Basic and Diluted                         $       0.03   $       1.20
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                        BALCOR PENSION INVESTORS - VII
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                   1999           1998
                                               ------------   ------------
Operating activities:
  Net (loss) income                           $    (18,817)  $  1,047,515
  Adjustments to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                 2,145       (590,941)
        Accounts payable                           (10,281)       (16,670)
        Due to affiliates                            5,302         25,455
                                               ------------   ------------
  Net cash (used in) or provided by
    operating activities                           (21,651)       465,359
                                               ------------   ------------

Net change in cash and cash equivalents            (21,651)       465,359
Cash and cash equivalents at beginning
  of year                                        1,865,288      1,983,142
                                               ------------   ------------
Cash and cash equivalents at end of period    $  1,843,637   $  2,448,501
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership litigation was filed in May 1999. The second Sandra Dee case was filed June 1, 1999 and served on August 16, 1999. See Note 5 of Notes to Financial Statements for additional information regarding the Madison Partnership/Dee litigation. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including amounts in the Early Investment Incentive Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1999 are:

                                              Paid
                                    -----------------------
                                    Nine Months    Quarter   Payable
                                    ------------  --------- ----------

     Reimbursement of expenses to
       the General Partner, at cost    $ 22,184    $ 3,648  $ 56,266

4. Other Income:

The Sand Pebble II Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold during a prior year. During September 1999, the Partnership received $29,234 in connection with the receipt of its share of a utility deposit refund related to the property. This amount has been recognized as other income for financial statement purposes.

5. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. The defendants intend to vigorously contest these actions. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VII (the "Partnership") is a limited partnership formed in 1985 to invest principally in first mortgage loans. The Partnership raised $115,367,500 from sales of Limited Partnership Interests and utilized these proceeds to fund eight loans. Two of these loans were repaid, five properties were acquired through foreclosure and subsequently sold and one of the loans was sold. In addition, the Partnership purchased and subsequently sold one property. As of September 30, 1999, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. This was the primary reason the Partnership recognized a net loss during the nine months ended September 30, 1999. During the quarter ended September 30, 1999, the Partnership recognized other income in connection with the receipt of its share of a utility deposit refund related to the Sand Pebble II Apartments. This is the primary reason the Partnership recognized net income during the quarter ended September 30, 1999. During the second quarter of 1998, the Partnership recognized income related to the receipt of proceeds from the Butler Plaza Shopping Center land condemnation proceedings and during the quarter ended September 30, 1998, the Partnership recognized income resulting from the release to the Partnership of escrow funds in connection with the sale of the U.S. West Direct Center Office Building. Primarily as a result of these events, the Partnership recognized net income during the nine months and quarter ended September 30, 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the nine months and quarters ended September 30, 1999 and 1998.

Primarily as a result of higher average cash balances in 1998 due to the investment of the escrow funds received in connection with the sale of the U.S. West Direct Center Office Building and the Butler Plaza Shopping Center land condemnation proceeds prior to the distribution to Limited Partners in December 1998, interest income on short-term investments decreased during 1999 as compared to 1998. In addition, interest rates were lower in 1999 as compared to 1998.

The Sand Pebble II Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold during a prior year. During September 1999, the Partnership received $29,234 in connection with the receipt of its share of a utility deposit refund related to the property. During the second quarter of 1998, the Partnership received $554,250 relating to the 1996 condemnation of a portion of the land at the Butler Plaza Shopping Center. During the third quarter of 1998, the Partnership received $560,000 in connection with the release of an escrow related to the sale of the U.S. West Direct Center Office Building. These amounts were recognized as other income for financial statement purposes.

During the first quarter of 1998, the Partnership paid additional expenditures related to certain of the properties sold in 1997 and recognized a loss from operations of real estate held for sale.

Primarily due to a decrease in accounting and portfolio management fees, administrative expenses decreased in 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $22,000 as of September 30, 1999 when compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments and the receipt of its share of a utility deposit refund related to the Sand Pebble II Apartments.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in June 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Partnership and the new Sandra Dee litigation, described in Part II, Item 1, of this report, were filed in May 1999 and June 1999, respectively. Despite the existence of the Madison Partnership/Dee litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves (including amounts in the Early Investment Incentive Fund) to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Partnership/Dee case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1999, there was cash of $1,592,852 in the Early Investment Incentive Fund.

The Partnership sold all of its remaining real property investments and mortgage loans and distributed a majority of the proceeds from these sales to Limited Partners in 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors has involved soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from each of these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and is relying on statements from these vendors without independent verification, these surveys, testing of systems, where applicable and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of September 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the fourth quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                         BALCOR PENSION INVESTORS-VII
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company,
--------------------------------------------------------------------------
et al.
------

On May 7, 1999, a proposed class action complaint was filed, and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 06972). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A hearing date on the motion has not yet been set. On September 20, 1999 the Sandra Dee case described below was consolidated with this case. Future reports to investors will report only the consolidated case.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999.

The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. The defendants filed on September 15, 1999 a motion to consolidate this case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case. Future reports to investors will report only the consolidated case. On September 15, 1999, the defendants also filed a Motion to Dismiss the complaint.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The defendants believe that they have meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

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




Date: November 4, 1999
      ----------------